Form 10QSB
period 1996-04-30
HELISYS INC
filed 1996-06-14
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM __________ TO ___________.

                        Commission file number  0-27286
                                               ---------

                                 HELISYS, INC.
       (exact name of small business issuer as specified in its charter)

            Delaware                                   95-4552813
  (State or other jurisdiction           (I.R.S. Employer Identification Number)
of incorporation or organization)

                24015 Garnier Street, Torrance, California 90505
                    (Address of principal executive offices)

                                 (310) 891-0600
                          (Issuer's telephone number)

                                 Not Applicable
                                 --------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES    X      NO
                                      ------       ------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                 Outstanding at May 31, 1996
              -----                 ---------------------------
    Common Stock, $.001 par value            3,966,111


                              Page 1 of 15 Pages

                                 HELISYS, INC.
                              INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION                                   PAGE NUMBER
  Item 1.  Financial Statements

       Balance Sheets as of July 31, 1995 (audited)
       and April 30, 1996 (unaudited)............................      3

       Statements of Income (unaudited) for the
       three months ended April 30, 1995 and 1996,
       and for the nine months ended April 30, 1995
       and 1996..................................................      5

       Statements of Cash Flows (unaudited) for the
       nine months ended April 30, 1995 and 1996.................      6

       Notes to Financial Statements.............................      7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...................      7

PART II.  OTHER INFORMATION

  Item 6.  Exhibits and Reports on Form 8-K......................     14

SIGNATURES.......................................................     15

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                JULY 31, 1995    APRIL 30, 1996
                                                --------------   ---------------
                   ASSETS                         (AUDITED)        (UNAUDITED)
Current assets:
 Cash........................................      $   44,835       $    11,508
 Marketable securities.......................              --         4,311,189
 Accounts receivable, net of allowance for
  doubtful accounts of $68,000 as of
  July 31, 1995 and April 30, 1996...........       2,340,437         3,165,131
 Inventories.................................       1,404,601         2,043,499
 Prepaid expenses............................          57,976           444,234
 Deferred income taxes.......................         538,675           610,668
                                                   ----------       -----------
    Total current assets.....................       4,386,524        10,586,229
                                                   ----------       -----------
Property, plant and equipment
 Land........................................         838,000           838,000
 Building and improvements...................       1,332,460         1,344,121
 Office furniture and equipment..............         299,791           266,027
 Machinery and equipment.....................         284,552           427,749
                                                   ----------       -----------
                                                    2,754,803         2,875,897
 Less--Accumulated depreciation..............         192,487           325,852
                                                   ----------       -----------
                                                    2,562,316         2,550,045
                                                   ----------       -----------
Other assets.................................          30,960            34,335
                                                   ----------       -----------
                                                   $6,979,800       $13,170,609
                                                   ==========       ===========

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                          JULY 31, 1995    APRIL 30, 1996
                                                          -------------    --------------
         LIABILITIES AND STOCKHOLDERS' EQUITY               (AUDITED)        (UNAUDITED)
Current liabilities:
 Current portion of long-term debt and
  capital lease obligation.............................      $   52,133       $    56,148
 Accounts payable......................................       1,282,710         1,648,046
 Accrued liabilities...................................         836,015           886,264
 Customer deposits.....................................         483,820             9,605
 Deferred gross profits................................         383,740           383,740
 Deferred maintenance revenues.........................         501,128           770,143
                                                             ----------       -----------
    Total current liabilities..........................       3,539,546         3,753,946
                                                             ----------       -----------
Long-term debt and capital lease
 obligation, net of current portion....................       1,931,685         1,899,882

Stockholders' equity:
 Preferred stock, $.001 par value:
  1,000,000 shares authorized, none issued
  or outstanding.......................................              --                --
 Common stock, $.001 par value:
  Authorized--20,000,000 shares
  Issued and outstanding--2,645,304 shares as of
  July 31, 1995, and 3,966,111 as of April 30, 1996,
  respectively.........................................           2,645             3,966
 Common stock subscribed...............................              55                --
 Advance to stockholder................................              --           (40,536)
 Deferred compensation expense.........................              --           (50,479)
 Additional paid-in capital............................          32,945         5,764,168
 Retained earnings.....................................       1,472,924         1,839,662
                                                             ----------       -----------
    Total stockholders' equity.........................       1,508,569         7,516,781
                                                             ----------       -----------

                                                             $6,979,800       $13,170,609
                                                             ==========       ===========

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                              STATEMENTS OF INCOME
                                  (UNAUDITED)

                                                    FOR THE                      FOR THE
                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                   APRIL 30,                    APRIL 30,
                                            -------------------------   --------------------------
                                               1995          1996          1995           1996
                                            -----------   -----------   -----------   ------------
Net sales................................   $3,258,518    $3,425,708    $8,274,001    $10,464,347

Cost of sales............................    1,384,705     1,803,229     3,562,969      5,360,849
                                            ----------    ----------    ----------    -----------
  Gross profit...........................    1,873,813     1,622,479     4,711,032      5,103,498
                                            ----------    ----------    ----------    -----------

Operating expenses:
  Selling, general and administrative....      854,822     1,065,422     2,374,792      3,038,202
  Research and development...............      193,041       493,634       796,460      1,333,212
                                            ----------    ----------    ----------    -----------
                                             1,047,863     1,559,056     3,171,252      4,371,414
                                            ----------    ----------    ----------    -----------
    Income from operations...............      825,950        63,423     1,539,780        732,084
                                            ----------    ----------    ----------    -----------

Other income (expense):
  Interest income........................        4,424        29,755         9,363         38,218
  Interest expense.......................      (37,519)      (66,084)      (85,423)      (164,564)
                                            ----------    ----------    ----------    -----------

    Income before provision for income
      taxes..............................      792,855        27,094     1,463,720        605,738

Provision for income taxes...............     (273,000)       (7,000)     (505,000)      (239,000)
                                            ----------    ----------    ----------    -----------

  Net income.............................   $  519,855    $   20,094    $  958,720    $   366,738
                                            ==========    ==========    ==========    ===========

  Earnings per common share:

    Net income per common share
      outstanding........................        $0.19         $0.01         $0.36          $0.12
                                            ==========    ==========    ==========    ===========

    Weighted average number of common
      shares outstanding.................    2,700,000     3,425,142     2,700,000      2,941,714
                                            ==========    ==========    ==========    ===========

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                        FOR THE
                                                                    NINE MONTHS ENDED
                                                                       APRIL 30,
                                                               --------------------------
                                                                  1995           1996
                                                               -----------   ------------
Cash flows from operating activities:
Net income..................................................   $  958,720    $   366,738
Adjustments to reconcile net income to
 net cash provided by (used in) operating activities:
  Depreciation..............................................       89,709        180,435
  Employee stock compensation...............................           --         18,216
  Loss on disposition of property, plant and equipment......           --         24,884
  Changes in operating assets and liabilities:
    Accounts receivable.....................................     (726,614)      (824,694)
    Inventories.............................................      161,183       (638,898)
    Prepaid expenses........................................       18,510       (386,258)
    Deferred income taxes...................................     (235,353)       (71,993)
    Other assets............................................       (3,705)        (3,375)
    Accounts payable........................................     (127,566)       365,336
    Accounts payable - related parties......................     (134,230)            --
    Accrued liabilities.....................................      149,064         50,249
    Income taxes payable....................................       30,268             --
    Customer deposits.......................................      324,124       (474,215)
    Deferred gross profits..................................      263,860             --
    Deferred maintenance revenues...........................      394,080        269,015
                                                               ----------    -----------
     Net cash provided by (used in)
      operating activities..................................    1,162,050     (1,124,560)
                                                               ----------    -----------
Cash flows from investing activities:
    Purchases of marketable securities......................           --     (5,011,189)
    Sales of marketable securities..........................           --        700,000
    Purchases of property, plant and equipment..............     (585,387)      (193,048)
                                                               ----------    -----------
     Net cash used in investing activities..................     (585,387)    (4,504,237)
Cash flows from financing activities:
    Proceeds from note payable..............................      858,000             --
    Payments on long-term debt..............................     (869,913)       (13,400)
    Payments on capital lease obligation....................      (10,702)       (14,388)
    Proceeds from issuance of common stock..................           --      5,663,794
    Advance to stockholder secured by common stock..........           --        (60,000)
    Collections on stockholder loans........................           --         19,464
                                                               ----------    -----------
     Net cash provided by (used in) financing activities....      (22,615)     5,595,470
                                                               ----------    -----------
Net increase (decrease) in cash.............................      554,048        (33,327)
Cash, beginning of period...................................      628,592         44,835
                                                               ----------    -----------
Cash, end of period.........................................   $1,182,640    $    11,508
                                                               ==========    ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest...................   $   85,423    $   147,562
 Cash paid during the period for income taxes...............      757,699        301,013
Supplemental disclosures of noncash financing activities:
 Notes payable issued in connection with the
  purchase of land and building.............................    1,930,500             --
 Equipment purchased under capital lease obligation.........       60,642             --
 Deferred loan fees incurred in connection with
  refinancing a note payable................................       27,000             --

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                  (unaudited)

(1)  BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ended April 30, 1996 are not necessarily indicative of the results that may be expected for the year ended July 31, 1996. Certain balances in 1995 have been reclassified to conform with the 1996 presentation.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Registrant's Registration Statement on Form SB-2 as filed with the Securities and Exchange Commission on March 7, 1996 (SEC File No. 33-99244 LA, effective March 12, 1996), and the Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission on March 8, 1996.

(2)  EARNINGS PER COMMON SHARE:

     Primary earnings per common share for the three months ended April 30, 1995 and 1996, and the nine months ended April 30, 1995 and 1996, is based on the weighted average number of shares outstanding without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During its early years, the Company obtained government funding to conduct research and development activities relating to the LOM process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. More recently, the Company has funded its cash requirements primarily from cash flow from operations. In addition, the Company has continued to actively pursue government funding to subsidize research and development projects.

     On March 12, 1996, the Company consummated its initial public offering of 1,200,000 shares of Common Stock and received net proceeds of approximately $6,000,000, prior to the payment of legal, accounting and other fees incurred in connection therewith. As of April 30, 1996, approximately $4,300,000 of the proceeds have been invested in short-term, AAA rated bonds or bond funds. In addition, the Company has ordered approximately $200,000 of office furniture and equipment. The remaining proceeds of this offering are expected to be used to pay off certain expenses incurred in connection with the offering, and for general working capital purposes.

     In connection with the initial public offering, the Company and a stockholder of the Company granted the Company's underwriters a 45-day option to purchase up to 170,000 and 10,000 additional shares of common stock, respectively, to cover over-allotments, if any, on the terms and conditions as set forth in the Company's Prospectus. On April 23, 1996, the Company issued 66,111 shares to its underwriters upon exercise of this option, and received net proceeds of approximately $330,000.

     The future growth of the Company is dependent upon market acceptance of its second-generation rapid prototyping machines, as well as continued sales of released materials and services. The Company expects that its second-generation rapid prototyping machines, the LOM 2030H, will be available for commercial shipment by the end of fiscal 1996. The Company shipped its first beta-site LOM 2030H in April 1996, and ceased manufacture of its first-generation LOM 2030s in that same month. The timing of the Company's achievement of commercial levels of production and shipment of the LOM 2030H depends upon the timing of satisfactory completion of beta-site testing of the LOM 2030H, and there can be no assurance that such testing will be completed in a timely manner. In fact, testing to date has revealed that there may be some areas in which additional testing and refinements will be required; however, the extent of such testing is uncertain at this time. While the Company anticipates the completion of such testing by the end of fiscal 1996, it is possible that commercial levels of production of the LOM 2030H may not be achieved until the end of the first quarter of fiscal 1997.

     The Company has experienced significant quarterly fluctuations in operating results and it expects that fluctuations in revenue and expenses will continue. During the transition to sales of the LOM 2030H, operating results may be negatively affected to the extent that the Company is unable to maintain its current sales levels of existing LOM systems. During the transition to sales of its LOM 2030H, the Company will be dependent upon sales of LOM 2030s in inventory, LOM 1015s, and sales of related materials and services to existing customers, and there can be no assurance that any such sales will be made. Because the Company's sales consist of relatively few transactions involving LOM systems priced at approximately $100,000 to $225,000 each, each future sale may comprise a material portion of the Company's sales in the quarter in which a sold LOM system is shipped. In addition, the Company recently restructured its sales department by appointing a new vice president of worldwide sales. The effect of these sales department changes, if any, could also have an adverse effect on sales during the transition to sales of the LOM 2030H. A decrease in the number of shipments during any quarter due to the transition to the LOM 2030H or due to changes in sales personnel could have a material effect on the operating results of the Company.

RESULTS OF OPERATIONS

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended April 30, 1996, were approximately $3,426,000, an increase of approximately $167,000, or 5.1%, compared to net sales of approximately $3,259,000 for the three months ended April 30, 1995. This increase was primarily a result of an increase in the sales of materials and services for the three months ended April 30, 1996, which increased by approximately $231,000, or 48.8%, over sales of materials and services during the three months ended April 30, 1995, due primarily to the growing number of LOM systems placed with customers requiring materials and services and which was partially offset by a decrease in sales revenue as a consequence of a change in the mix of LOM systems sold.

     Net sales for the nine months ended April 30, 1996, were approximately $10,464,000, an increase of approximately $2,190,000, or 26.5%, compared to net sales of approximately $8,274,000 for the nine months ended April 30, 1995. Approximately $1.4 million of this increase is a result of the sale of 49 LOM systems during the nine months ended April 30, 1996, as compared to 45 during the nine months ended April 30, 1995. Though the Company sold only four more LOM systems in the nine months ended April 30, 1996 than in the comparable period for 1995, the Company's net sales increased overall due to several factors. During fiscal 1996, the Company raised its sales price per machine by approximately 10% to 25%. Also, foreign sales typically have higher margins than domestic sales and during the nine months ended April 30, 1996, foreign sales accounted for approximately 60% of the Company's sales, compared to approximately 30% of sales for the nine months ended April 30, 1995. In addition, 67.3% of the Company's LOM system sales in fiscal 1996 were sales of the LOM 2030 system, as compared to 62.2% of sales in fiscal 1995, and the LOM 2030 system sells for a substantially higher price than the LOM 1015. Also, sales of materials and services for the nine months ended April 30, 1996 increased by approximately $819,000, or 66.5%, over sales of materials and services during the nine months ended April 30, 1995, due primarily to the growing number of LOM systems placed with customers requiring materials and services.

Product Mix Percentage:
- - -----------------------
                                               Nine Months Ended
                                        --------------------------------
                                        April 30, 1995    April 30, 1996
                                        --------------    --------------
  LOM Systems                                85.1%             80.4%
  Materials and Service                      14.9%             19.6%

LOM System Units Sold During
- - ----------------------------
the Periods Indicated:
- - ----------------------

                                              LOM               LOM
                                             1015s             2030s
                                        --------------    --------------
 Three Months ended April 30, 1995             6                11
 Three Months ended April 30, 1996             7                10

 Nine Months ended April 30, 1995             17                28
 Nine Months ended April 30, 1996             16                33

     As of April 30, 1996 and 1995, the Company had deferred gross profit in the amount of approximately $384,000, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for upgraded versions. This amount remained constant because the Company did not enter into any additional agreements with such provisions and did not deliver any of the upgraded versions during the nine months ended April 30, 1996.

     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended April 30, 1996, was approximately $1,622,000, a decrease of approximately $252,000, or 13.4%, compared to gross profit of approximately $1,874,000 for the three months ended April 30, 1995. Gross profit as a percentage of sales decreased from 57.5% in the three months ended April 30, 1995, to 47.4% in the three months ended April 30, 1996. Gross profit for the nine months ended April 30, 1996 was approximately $5,104,000, an increase of approximately $393,000, or 8.3%, compared to gross profit of approximately $4,711,000 for the nine months ended April 30, 1995. Gross profit as a percentage of sales decreased from 56.9% during the nine months ended April 30, 1995, to 48.8% during the nine months ended April 30, 1996.

     The decrease in gross profit as a percentage of sales was attributable primarily to higher costs of material and labor for the LOM 2030 systems in 1996. The decrease was also partly due to lower margins normally experienced on sales of materials and services, which increased to 20.6% of net sales during the three months ended April 30, 1996, compared to 14.7% of net sales during the three months ending April 30, 1995, and to 19.6% of net sales during the nine months ended April 30, 1996, as compared to 14.9% of net sales during the nine months ended April 30, 1995. To the extent that the Company's sales continue to consist of a greater percentage of LOM 2030s, including the LOM 2030H, as compared to LOM 1015s, and as the increase in sales of materials and services continue to outpace the increase in total net sales, the Company's gross profit margins are unlikely to increase, and there can be no assurance that the Company will be able to maintain current levels of gross profit on sales of its LOM 2030H system.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended April 30, 1996, was approximately $1,065,000, an increase of approximately $210,000, or 24.6%, compared to approximately $855,000 for the three months ended April 30, 1995.

     Selling, general and administrative expense for the nine months ended April 30, 1996, was approximately $3,038,000, an increase of approximately $663,000, or 27.9%, compared to approximately $2,375,000 for the nine months ended April 30, 1995. The increase for both the three-month and nine-month periods resulted primarily from the fact that seven additional selling, general and administrative employees (representing a 29.2% increase in the number of such employees) were added to the Company's staff during the nine months ended April 30, 1996. Of these seven employees, two were added to the MIS department, two to the finance department and three to the human resources department.
Increased spending also occurred in the areas of advertising, promotions, trade shows, legal, accounting, and costs associated with increasing the Company's presence in Europe.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Any income in excess of costs incurred is reflected in net sales. Research and development expense for the three months ended April 30, 1996 was approximately $494,000, an increase of approximately $301,000, or 156.0%, compared to approximately $193,000 for the three months ended April 30, 1995. The increase was primarily due to the hiring of additional research and development personnel to perform research and development.

     Research and development expense for the nine months ended April 30, 1996 was approximately $1,333,000, an increase of approximately $537,000, or 67.5%, compared to approximately $796,000 for the nine months ended April 30, 1995. This increase resulted primarily from the fact that during the nine months ended April 30, 1996, the Company hired 11 additional research and development employees, representing an 84.6% increase in the number of such employees, to perform research and development activities. In addition, approximately 50% of the research and development costs incurred in fiscal 1996 have been expended towards the development of the next generation LOM system, the LOM 2030H, as well as the testing of new materials.

     Other Income (Expense). Other expense for the three months ended April 30, 1996, was approximately $36,000, compared to other expense of approximately $33,000 for the three months ended April 30, 1995. The change was primarily due to interest paid on indebtedness incurred during the three months ended April 30, 1996, which was offset by approximately $11,000 of interest income on investments.

     Other expense for the nine months ended April 30, 1996, was approximately $126,000, compared to other expense of approximately $76,000 for the nine months ended April 30, 1995. The change was primarily due to interest paid on indebtedness incurred during the nine months ended April 30, 1996, and such interest payments were not fully reflected in the nine months ended April 30, 1995.

     Provision for Income Taxes. The effective tax rate for the three months ended April 30, 1996, was 25.8% as compared to 34.4% for the three months ended April 30, 1995. The change for the three months ended April 30, 1996 was primarily due to approximately $11,000 of tax-exempt interest earned during the period.

     The effective tax rate for the nine months ended April 30, 1996, was approximately 40.0% as compared to approximately 34.5% for the nine months ended April 30, 1995.


LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $1,125,000 in operations during the nine months ended April 30, 1996, and generated cash from operating activities of approximately $1,162,000 during the nine months ended April 30, 1995. The change in operating cash flows is due to increases in inventories and accounts receivable, a decrease in customer deposits and a decrease in net income.

     Working capital was approximately $847,000 at July 31, 1995, compared to approximately $6,832,000 at April 30, 1996. This increase was primarily due to the proceeds from the Company's initial public offering.

     Cash used in investing activities, which includes purchases of investments and property, plant and equipment, was approximately $4,504,000 and $585,000 for the nine months ended April 30, 1996, and April 30, 1995, respectively. During the nine months ended April 30, 1995, the Company purchased its facility in Torrance, California, and certain manufacturing equipment. During the nine months ended April 30, 1996, the

Company purchased additional manufacturing equipment, office furniture and fixtures and invested proceeds from its initial public offering.

     On March 12, 1996, the Company consummated its initial public offering of 1,200,000 shares of Common Stock and received net proceeds of approximately $6,000,000, prior to the payment of legal, accounting and other fees incurred in connection therewith. As of April 30, 1996, approximately $4,300,000 of the proceeds have been invested in short-term, AAA rated bonds or bond funds. In addition, the Company has ordered approximately $200,000 worth of office furniture and equipment. The remaining proceeds of this offering are expected to be used to pay off certain expenses incurred in connection with the offering, and for general working capital purposes.

     In connection with the initial public offering, the Company and a stockholder of the Company granted the Company's underwriters a 45-day option to purchase up to 170,000 and 10,000 additional shares of common stock respectively, to cover over-allotments, if any, on the terms and conditions as set forth in the Company's Prospectus on April 23, 1996. The Company issued 66,111 shares to its underwriters upon exercise of this option, and received net proceeds of approximately $330,000.

     The Company has a secured $3,000,000 revolving credit facility with City National Bank bearing interest at prime plus one-half of one percent per annum. This revolving credit facility is collateralized by substantially all of the assets of Company, except for the Company's building and land, and matures in April 1997. As of July 31, 1995, and April 30, 1996, the Company had no outstanding borrowings under its revolving credit facility.

     The Company believes that the net proceeds of its public offering and exercise of the over-allotment option, together with funds from operations and the Company's revolving credit facility, will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 12 to 18 months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company. Significant additional dilution may be incurred by investors in this offering as a result of additional financing.

FORWARD-LOOKING STATEMENTS

     This 10-QSB report contains forward-looking statements that involve risk and uncertainties. As discussed in the Company's Form SB-2, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the LOM 2030H, uncertainty of the timing of the achievement of commercial levels of production and sales of the LOM 2030H, uncertainty of the effects of the recent restructuring of the Company's sales department and consequent appointment of a new vice president of worldwide sales, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.

PART II.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

          (A)  EXHIBITS

               Number    Description
               ------    -----------

                27.1     Financial Data Schedule

          (B)  REPORTS ON FORM 8-K

               The Company filed no reports on Form 8-K during the quarter ended April 30, 1996.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HELISYS, INC.



Date:  June 12, 1996          By:  /s/ Dave T. Okazaki
                                   -----------------------
                                   Dave T. Okazaki
                                   Chief Financial Officer