Form 10KSB
period 1996-07-31
HELISYS INC
filed 1996-11-14
CIK 1003641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                  FORM 10-KSB
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
               For the fiscal year ended July 31, 1996

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
               For the transition period from                to
                                              --------------    ----------

                        Commission file number 0-27286
                        ------------------------------

                                 HELISYS, INC.
                (Name of Small Business Issuer in its charter)

            Delaware                                   95-4552813
(State or other jurisdiction of
 incorporation or organization)           (I.R.S. Employer Identification No.)

24015 Garnier Street, Torrance, California               90505
 (Address of principal executive offices)              (Zip Code)

                                (310) 891-0600
               (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:         None
Securities registered pursuant to Section 12(g) of the Act:     Common Stock
                                                              (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90
days.  YES [X]   NO [_]

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

     Issuer's revenues for its most recent fiscal year were $12,322,291

     As of October 21, 1996, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $3,946,925.

    3,991,654 shares of Common Stock were outstanding at October 21, 1996.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the registrant's definitive Proxy Statement to be filed in connection with the solicitation of proxies for its Annual Meeting of Stockholders to be held December 17, 1996 are incorporated by reference in Items 9, 10, 11 and 12 of Part III hereof.


                              Page 1 of 59 Pages

   Exhibit Index is Located on Sequentially Numbered Page 28 of this Report

                               INTRODUCTORY NOTE

     This Annual Report on Form 10-KSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Registrant intends that such forward-looking statements be subject to the safe harbors created thereby. These forward-looking statements relate to (i) the introduction of the Registrant's upgraded technology and the achievement of commercial levels of its production and sales, (ii) the future development of the Registrant's technology, and (iii) the need for, and availability of, additional financing.

     The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. These forward-looking statements are based on assumptions that the Registrant will be able to generate sufficient funds from operations or to obtain sufficient financing to continue operations, that the Registrant's technology will continue to be developed, and will not be replaced by new technology, that Registrant will retain key technical and management personnel, and that there will be no material adverse change in the Registrant's operations or business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future technology, economic, competitive and market conditions, and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Registrant. Although the Registrant believes that the assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the results contemplated in forward-looking statements will be realized. In addition, the business and operations of the Registrant are subject to substantial risks which increase the uncertainty inherent in such forward-looking statements. See "Business--Certain Factors That May Affect The Company's Business and Future Results" as well as the Section entitled "Risk Factors" in the Registrant's Registration Statement on Form SB-2, as declared effective by the Securities and Exchange Commission on March 7, 1996 for a more detailed discussion of certain of these risks. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Registrant or any other person that the objectives or plans of the Registrant will be achieved.

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

     Helisys, Inc. (the "Company") designs, develops, manufactures and markets rapid prototyping systems used by manufacturers, design engineering firms, university research facilities and other businesses to make physical models, industrial patterns and prototypes directly from a three-dimensional computer-aided design ("3-D CAD"). Rapid prototyping can significantly reduce the time and effort required to produce complex models and prototypes and, therefore, can substantially reduce the cost and shorten the time it takes to bring new products to market (i.e., "time-to-market"). The Company's rapid prototyping equipment utilizes the Company's proprietary Laminated Object Manufacturing ("LOM") technology to produce three-dimensional objects which replicate a 3-D CAD design by sequentially laminating layers of sheet-form material and cutting each layer with a focused laser beam. Each successive layer of sheet-form material is bonded to the stack of previously cut layers, and at the end of the LOM process, the excess material is removed to reveal the three-dimensional object. The objects produced are used in the preliminary testing of the form, fit or function of a part, the conversion of patterns into usable parts through secondary processes, such as sand casting, vacuum forming and rubber molding, and in industrial pattern making and similar applications. The Company's rapid prototyping systems have been used in the design, development and manufacture of a range of products, from golf club heads to automobile engine blocks. The Company also sells the sheet-form materials and other consumable materials used with its LOM systems.

INDUSTRY BACKGROUND

     As a new product progresses from concept to mass production, it typically moves through four major stages of the product development process: (i) initial product design (often using computer-aided design); (ii) functional performance testing; (iii) low-volume production; and (iv) high-volume production. By incorporating rapid prototyping at various stages in the product development process, manufacturers can significantly reduce the time-to-market of new products. In addition, rapid prototyping can improve product quality and reduce overall product development costs. Certain products that take weeks or months to model or prototype with traditional machining techniques can be made in hours with rapid prototyping systems, often at a substantially lower cost. Because the systems run directly from the computer-generated output of a 3-D CAD system, the prototype, model or pattern can be made as soon as the design is complete. In addition, industrial objects produced by rapid prototyping often provide greater detail and precision than would be obtained with traditional methods. Rapid prototyping technology can also be used to generate complex models, industrial patterns and prototypes which cannot be made with traditional methods.

     The rapid prototyping industry is only a decade old and its growth to date has been related primarily to the increased use of 3-D CAD systems by design engineers and manufacturers. The Company believes that the development and future growth of the emerging rapid prototyping industry will continue to relate to the expanded use of 3-D CAD systems worldwide. While there are several different rapid prototyping technologies in various stages of development, at least seven companies, in addition to the Company, currently market and sell commercial rapid prototyping systems in the United States.

     CURRENT APPLICATIONS OF RAPID PROTOTYPING

     Rapid prototyping systems are currently being used in each stage of the product development process.

     First Stage - Initial Product Design: Model Making for Form, Fit and Function Verification. During the initial stage of the product development process, rapid prototyping technology offers industrial designers and manufacturing engineers the ability to quickly produce full-scale physical models at a lower cost than conventional prototyping methods, such as machining and hand-carving. Physical models of products such as toys, furniture, shoes and other consumer products can be produced to allow manufacturers to evaluate the form, fit and function and other aesthetic properties of a new product.

     Second Stage - Functional Performance Testing: Production of Patterns, Masters and Molds for Prototype Tooling. During the functional performance testing stage, rapid prototyping technology offers industrial designers and manufacturing engineers the ability to quickly produce prototype parts for functional testing purposes. Rapid prototyping technology can be used to create three-dimensional objects, positive versions of which can be used for patterns or masters in a variety of secondary tooling applications such as sand casting, direct investment casting, silicone rubber molding, vacuum forming and plaster casting. Negative versions of such three-dimensional objects can also be produced for use as molds for the injection of wax in the indirect investment casting process. Examples of prototypes produced by rapid prototyping technology include automotive engine components, manufacturing fixtures, military hardware and medical prosthetics. Examples of the applications of industrial patterns produced by rapid prototyping systems include motor housings, exhaust manifolds, pumps and consumer products.

     Third Stage - Low-Volume Production: Production of Patterns and Masters for Low-Volume Production Tooling. Before committing a new product to mass production, many manufacturers plan low-volume production runs which simulate the production process and help to identify potential problems with the part's design or its production process. During this stage, objects produced by means of rapid prototyping can be used as industrial patterns or masters in secondary applications such as sand casting, investment casting, spray metal tooling and EDM (Electro Discharge Machining) abrading to create near-production-quality molds. By replacing more time-consuming conventional industrial pattern making methods, rapid prototyping technology offers manufacturers the ability to move through the low-volume production stage and into high-volume production quickly and inexpensively.

     Fourth Stage - High-Volume Production: Production of Patterns and Masters for High-Volume Production Tooling. In certain instances, rapid prototyping technology currently is used to create patterns or masters in the development of final high-volume production tooling. Due to the high cost and time required to generate production tooling using conventional methods, there may be a substantial future market for rapid prototyping technology if it can be applied successfully to address more high-volume production tooling requirements.

LOM TECHNOLOGY

     Use of the Company's rapid prototyping systems begins with the analysis of the user's 3-D CAD design and its conversion into a format which may be read by proprietary software the

Company has developed to interface with its LOM systems. This software divides the 3-D CAD design into fine, horizontal "slices," with each layer equal to the thickness of the sheet-form material to be used. The Company's patented LOM process then builds the object by cutting each of these layer-thin cross sections out of a gradually enlarging stack of paper (or other sheet-form material). This stack is supported by an elevator platform in the working chamber of the LOM system. A roll of paper (or other sheet-form material) is mounted on a reel and fed into the working chamber to provide new material for each layer being cut. To cut each layer, an X-Y positioning table focuses a low power laser beam straight down on the sheet-form material, outlines the cross-sectional data for the layer and cuts parting lines to allow for separation of excess material from the object when the process is complete. After a layer has been cut by the laser beam, the elevator is lowered and the roll of paper (or other sheet-form material) is advanced and a new layer is pressed on top of the previous layer. A heated roller moves over the top of the new layer of sheet-form material and the combination of heat and pressure bonds each layer together just before the laser begins to cut a new cross-section out of the new layer. The process continues until all cross sections are bonded and cut and the object is contained inside what appears to be a solid block of the sheet-form material used. The excess material is then removed from the object at the parting lines and the object produced is a physical rendering of the 3D-CAD design. The majority of materials currently used in connection with the LOM systems are specially developed papers, and the finished models or other objects constructed from such papers have the look and feel of lightweight wood.

     A number of different technologies are currently utilized in the rapid prototyping industry and several additional rapid prototyping technologies are in various stages of development. The Company's LOM technology, however, is the only commercial rapid prototyping technology that produces physical models, industrial patterns and prototypes through the lamination of sheet-form materials such as paper and plastic, which are cut by a laser beam. Kira Corporation sells systems in Japan which use a knife instead of a laser beam and which utilize certain other technology which resembles that of the Company. However, the Company believes that Kira's ability to sell rapid prototyping systems in the United States may be limited due to the protection afforded by the Company's patents. Kinergy Pte Ltd in Singapore offers systems very similar to the Company's products, although no license arrangements have been reached. The Company believes that Kinergy's ability to sell rapid prototyping systems in the US and Japan may be limited due to patent protection in these countries.

     3D Systems, Inc., the current leader in the rapid prototyping industry, sells rapid prototyping systems which produce three-dimensional plastic objects by means of stereolithography. The plastic objects produced begin in liquid polymer form and are "cured," or hardened, when exposed to an ultraviolet light. DTM Corporation sells rapid prototyping systems which use lasers to harden powdered material to form a three-dimensional object. Stratasys, Inc. sells rapid prototyping systems which extrude wax, plastic and other polymer filaments out of a nozzle. Sanders Prototype, Inc. sells desktop prototype systems which use ink-jet technology to deposit material layer-by-layer to form a three-dimensional object.

     Competitors' rapid prototyping technologies provide advantages over the Company's LOM technology for some applications, such as the ability to operate in an office environment and the ability to produce three-dimensional objects without having to remove excess material from the object at the end of the rapid prototyping process. The Company, however, believes that its LOM technology provides certain advantages over other rapid prototyping technologies. These advantages include:

          Material Variety: The lamination feature of the LOM process allows for a variety of materials to be used in the Company's systems. In concept, all sheet-formed material that can be cut by laser and bonded to itself can be used in the LOM process. These materials currently include paper and plastic film and, in the future, may include ceramic tape, composite laminates and metal foil. Although certain of these materials are currently only being tested for use with the Company's rapid prototyping systems, the Company believes that no other rapid prototyping technology currently on the market allows for the potential use of such a variety of raw materials. Many of the materials that may be used with the Company's rapid prototyping systems are less expensive than the chemical solvents used with the rapid prototyping equipment manufactured by certain of the Company's competitors. The majority of objects currently being produced by the Company's LOM systems are made of various types of paper and have the look and feel of lightweight wood. These objects can be finished and painted to give customers the ability to evaluate the proposed product's aesthetic properties and, unlike objects produced by certain other rapid prototyping technologies, can be easily machined or modified to obtain the exact fit and form desired.

          Precision: In certain other rapid prototyping technologies, such as stereolithography, raw materials must undergo a phase-change step (e.g., liquid-to-solid or powder-to-liquid-to-solid). This step causes a change in volume as the raw material solidifies. Consequently, it is difficult to maintain desired precision in the object due to possible distortion occurring as a result of the change in the object's volume. Of all of the existing commercial rapid prototyping technologies, management believes that the LOM process is least affected by this problem, because the raw materials used in the LOM process are solid sheets, as opposed to liquids or powders. As a result, practically no phase change occurs during the LOM process, except for the reaction of the adhesive. Objects created by the Company's rapid prototyping systems, therefore, are less affected by phase-change distortions than those created by competing systems. For this reason, the Company believes that its LOM technology may prove better suited than rapid prototyping technologies of certain of its competitors for the direct production of final parts for actual end use, if and when such direct production becomes feasible.

          Speed: Most other rapid prototyping processes require time-consuming point-by-point material solidification, either by means of laser scanning or droplet deposition. The Company's LOM systems, on the other hand, trace or cut the periphery of the object's cross section out of raw sheet-formed material, as opposed to creating or "filling-in" the entire surface area of the object's cross section. As a result, the Company's LOM technology is faster than that of most competing rapid prototyping technologies.

          Environmental safety: The Company's consumable sheet materials are generally inert and non-toxic. Therefore, the LOM process does not raise the same concerns of possible exposure to toxic chemicals that arise with some competitive technologies.

     The Company believes that the foregoing characteristics make the Company's LOM systems particularly well-suited to the production of large, bulky patterns in the prototype tooling process. The Company also believes that its current systems are capable of producing larger objects than any other commercial rapid prototyping system currently on the market. For a discussion of certain performance and reliability problems that the Company's LOM systems have experienced in the past, see "Certain Factors That May Affect The Company's Business and Future Results."

PRODUCTS AND RELATED SERVICES

     The Company's LOM systems are designed by the Company and incorporate numerous hardware and software components. The Company's LOM systems, together with a variety of sheet-form materials, can be used in all stages of the product development process. The Company believes that the potential applications of its LOM technology will increase as additional materials are developed for use in the LOM process.

     The current systems sold by the Company are the LOM-1015 series and LOM-2030 series. The LOM-1015 was developed for the production of medium-size parts, such as appliance components. The Company's LOM-2030H is the latest-generation LOM-2030 series system developed for the production of large-size parts, such as automobile parts or heavy machinery components. The LOM-1015 was first shipped in fiscal 1991. The original system in the LOM-2030 series was first shipped in fiscal 1993 and the LOM-2030H was first shipped in the first quarter of fiscal 1997. Both the LOM-1015 series and the LOM-2030 series systems come with a one-year service contract, as well as a starter kit which includes a roll of sheet-form material and an additional software license.

     The Company also sells materials and supplies used with its LOM systems, including two types of paper: standard performance LOM paper ("LPS paper") and high performance LOM paper ("LPH paper"), both of which are coated on one side with a thin layer of heat-activated laminate adhesive. LPS paper is an industry commodity paper that has been widely used in the food industry and is available in varying weights and thicknesses. LPH paper is a newly developed proprietary material, which the Company obtains exclusively from Brown-Bridge Industries, Inc. in Troy, Ohio. LPH paper is a high performance paper that has a faster bonding speed than the LPS paper as well as increased adhesive strength. In addition to paper material, a very limited quantity of plastic material has been offered by the Company to specific customers on a trial basis.

     The Company also offers its customers extended service contracts for the periods following the expiration of the initial one-year service contract. A typical service contract includes labor and parts for preventative maintenance, technical support and repairs. In the future, the Company may offer additional service programs under which customers may elect to purchase upgrade kits as part of the Company's regular service contracts.

     The Company also produces prototypes and models for industrial designers and engineers on a limited, per-order basis. The prototypes and models are produced at the Company's Technical Resource Center ("TRC") located at the Company's headquarters, which is equipped with several of the Company's LOM systems. The TRC is mainly used to provide internal technical training and testing support to other departments within the Company; however, to fully utilize the LOM systems when they are not being used for these other purposes, the TRC also offers LOM services to outside entities on a limited basis.

RESEARCH AND DEVELOPMENT

     The Company's research and development department was formally established in January 1994, and since that time, much of the Company's research and development activity has been focused on the development of new materials to be used in the LOM process and the improvement of the processing speeds of its LOM systems. The Company's engineering development efforts will continue to be focused on continued improvements to the LOM technology and development of new modeling processes, materials, software and products. The Company's objectives in the development of new products are to produce reliable products and materials which are precise and resistant to deformity, to increase the speed of the LOM process and to develop a wide variety of materials, with enhanced properties, to be used in the LOM process. The Company's software research and development program is focused on making the Company's LOM systems easier to use and increasing their precision and reliability.

     The Company has pursued and will continue to pursue government and industry sponsored research grants to provide funds for continued research and development. Since November 1994, the Company has performed research under two government research contracts. Under one of these research contracts, which was entered into between the University of Dayton Research Institute ("UDRI") and the Advanced Research Project Agency, the Company is attempting to develop, on a subcontract basis with the UDRI, a LOM system capable of utilizing ceramics and ceramic matrix composites. Under this subcontract, which is terminable at any time at the discretion of the UDRI, the Company will receive up to $1,534,000. Under the other government contract, which was entered into between the Company and the Aviation Applied Technology Directorate of the United States Army, the Company is researching the use of polymer composites and metals with its LOM systems. Management believes that government and industry sponsorships allow the Company to pursue ambitious projects with less financial risk.

     The Company believes that ongoing research and development efforts are essential to its success. As a result, during 1996 the Company used a portion of the proceeds of its initial public offering to expand its research and development efforts, including hiring additional research and development personnel.

     NEW PRODUCTS

     The Company commenced sales of the LOM-2030H, the latest-generation LOM-2030, in the first quarter of fiscal 1997. The Company also plans to release and commence shipping an enhanced version of the LOM-1015 in the first half of calendar 1997. The LOM-2030H and latest version of the LOM-1015 are enhanced versions of the current LOM-2030 series and LOM-1015 series, and both enhanced LOM systems have been designed to provide improved speed and reliability over their first-generation counterparts. In addition, the Company plans to make available, for sale, new upgrade options following the respective releases of the latest-generation LOM systems. These upgrade options will be made available for sale to owners of earlier generation LOM systems and will consist of hardware, software, training and installation to enhance the earlier generation LOM systems.

     NEW MATERIALS

     The Company plans to dedicate much of its research and development efforts to the testing and development of new materials to be used with its LOM systems, including moisture resistant papers, plastics, ceramics and ceramic composites, high performance polymer composites and metals. In April 1995, the Company developed a high performance adhesive to be used in conjunction with paper in the LOM process.

     In addition to developing new materials to be used in the LOM process, the Company's research and development efforts will also be focused on overcoming certain problems associated with its current materials. For example, the Company and its customers have observed swelling of up to 4% in the vertical dimension of the object produced when ordinary paper sheet materials are used in the LOM process, which the Company believes is primarily the result of the absorption of atmospheric moisture by the paper material. Objects produced by the Company's current LOM systems have also experienced delamination of the object's layers when temperatures and pressures were not fully compatible with the materials used in the LOM process. In addition, if flammable paper is used in the LOM process and a piece of loose paper is exposed to the laser beam, fire can result. The Company is testing various improved materials to overcome swelling and delamination problems. Further, the Company recently developed and offered for sale, flame resistant paper and is testing different designs for its LOM systems to lessen the likelihood that the material will become loose and ignite in the LOM process.

MANUFACTURING

     The Company's manufacturing activities consist of manually assembling the various LOM system components. The Company currently operates on a build-to-forecast basis in an effort to minimize inventory costs and lead times for delivery. The forecasts are determined by a committee comprised of sales, finance, manufacturing and engineering personnel, which meets on a bi-weekly basis.

     The Company purchases the major component parts for the LOM equipment from various outside vendors, subcontractors and other sources, and assembles them at the Company's operating facility. Procurement lead times for the component parts range from four to 12 weeks. Although the Company is not dependent on any single source for any of its component parts, it could take approximately six to 12 weeks for the Company to locate other suppliers of the lasers, machine enclosures and the motion-control components used in the LOM system, including the time it would take the Company to test and change the design, if necessary, of such lasers, machine enclosures and motion-control components. The Company performs numerous diagnostic tests and quality control procedures throughout the assembly process. Production of a LOM system averages approximately six weeks.

     The Company currently maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for up to several months of production. In regard to these supplies, the Company uses multiple sources of supply and does not believe that it is dependent on any single supplier. The Company considers its relationships with its suppliers to be good.

     The LPS paper supplied by the Company to its customers is widely available from a variety of sources. The LPH paper is produced and sold to the Company by Brown-Bridge Industries, Inc. of Troy, Ohio, under an exclusive arrangement. Although the Company believes that other sources of supply of paper with attributes similar to LPH paper exist, the Company believes that it would not be able to secure an alternate supply in the short-term. The unanticipated loss of the Company's sole source of supply of LPH paper would have a material adverse effect on the Company's results of operations unless and until an alternate source of supply of paper with similar attributes could be obtained.

SALES AND MARKETING

     The Company's marketing efforts currently include press releases, trade magazine articles, customer studies, brochures, direct mailings, trade show demonstrations and videos. In the future, the Company intends to implement additional marketing and promotional activities, including more comprehensive public relations, increased advertising and direct mail and upgraded and expanded literature and related collateral sales materials.

     The market for the Company's LOM systems and related materials and supplies is largely comprised of entities that design and manufacture mechanical products as well as service bureaus that produce three-dimensional models and prototypes on a per-order basis. The Company's potential customers typically have the ability to generate 3-D CAD designs and have the need to produce at least one three-dimensional object per week in order to justify the cost of purchasing a LOM system. The Company's rapid prototyping systems and related materials are substantially less expensive than rapid prototyping products and materials sold by certain of the Company's competitors for use in industrial applications. The Company believes that this cost advantage allows the Company's customers to recapture their investment in the Company's rapid prototyping systems more quickly than they would had they invested in a competitor's rapid prototyping system and allows the Company to sell its products to customers who might not otherwise be in a position to purchase a rapid prototyping system.

     Domestically and in Canada, the Company's sales efforts are conducted by a direct sales staff currently consisting of five direct sales representatives. The Company plans to hire an additional four to five persons for managing channel distribution and direct sales. The Company is in the process of engaging sales agents and selected distributors located across the United States and Canada. The Company's sales personnel obtain customer leads at trade shows, from referral agents and from inquiries made by potential customers from advertising and trade journal articles featuring the technology or customer application successes. The customer leads are distributed by the sales administration personnel to the various sales representatives and agents, who all report to the Company's Vice President-North American Sales. The sales representatives expend most of their sales efforts on those potential customers whom they consider to be highly likely to buy a LOM system in the near future.

     The manufacturing representatives and representatives evaluate each potential customer's ability and need to use the Company's LOM systems. After a potential customer is qualified, the sales agent or representative demonstrates the Company's LOM system to the potential customer's executives and technical personnel while explaining the benefits of the LOM process and advantages as compared to competing technologies. The sales cycle typically takes anywhere from three to 12 months, depending on the size of the potential customer.

     Sales representatives operate under a quota system and their compensation is comprised of a base salary plus commissions. Sales representatives are placed in locations within the United States and Canada where the Company perceives the greatest demand for rapid prototyping systems. In several multi-state territories, direct sales efforts are augmented through independent manufacturing representatives who work in conjunction with the direct sales representative assigned to their territory. The independent manufacturing representatives are compensated by payment of commissions only and are typically either individuals or companies in the business of selling capital equipment. The selected distributors will buy and resell LOM systems to other customers. This sales structure is further enhanced by the Company's network of referral agents, which are companies or individuals with a connection to the Company's customer base. These referral agents are paid a finder's fee if they introduce a well qualified prospect to the sales channel. The Company's products are manufactured at the Company's Torrance, California, facility.

     The Company sells its products internationally through a network of distributors and independent sales agents in Asia, including Japan and Korea; Russia; Australia; Mexico; South America and Western Europe, including Germany, the United Kingdom, France, Italy and Sweden. The Company's international sales force currently consists of nine distributors and eight independent sales agents. The distributors sell and service the Company's LOM systems in assigned territories, under either exclusive or non-exclusive arrangements, depending on their expertise and the markets they serve. The distributors purchase the Company's products at a discount and then resell and service those products in their assigned territories. In territories where distributors are not available, the Company uses a combination of exclusive and non-exclusive independent sales agents to sell its products and services. These sales agents receive a commission based on the final selling price of the product and the Company is responsible for all future services after the products are sold. Approximately 60% of the Company's systems net sales for the fiscal year ended July 31, 1996 were made overseas. The Company has a relationship with Toyota Machine Works, Ltd., through which the Company has been able to sell 16 machines into the Japanese market through July 31, 1996. The Company believes that in the future the international market will account for an increased portion of the rapid prototyping market. Therefore, the Company believes that it is necessary to expand its international presence by adding more international sales agents and distributors as well as Company-employed area sales managers who will manage a specific international sector, such as Europe, Asia or Latin America. A European Sales Manager was hired in April 1996.

     During the year ended July 31, 1996, $1,878,575 (15%) of the Company's revenues were from one customer. At July 31, 1996, accounts receivable included a balance of $221,264 from this major customer.

     The Company sells a significant portion of its products through third-party resellers and, as a result, maintains receivable balances with major distributors, each of which may be significant. If the financial condition and operations of these distributors deteriorate for any reason, the Company's operating results could be adversely affected. The largest distributor's receivable balance represented 16% of total accounts receivable at July 31, 1996.

COMPETITION

     The predominant methods of model and prototype development involve machinists and engineers working from blueprints or CAD designs and using traditional machining methods. To compete with these methods, the Company must educate the consumer effectively as to the advantages of rapid prototyping, in general, and the Company's LOM systems, in particular.

     A number of different technologies are employed in commercial rapid prototyping devices marketed by the Company's competitors. Stereolithography is used in the products of 3D Systems, Inc., Cubital, Ltd., EOS Gmbh, CMET, D-MEC, Mitsui and Teijin Seiki Company. 3D Systems, Inc. introduced the first rapid prototyping product. The Company believes that 3D Systems, Inc. may account for nearly 50% of worldwide rapid prototyping sales to date. In addition, DTM Corporation, in which B.F. Goodrich has a significant ownership interest, produces rapid prototyping systems that use lasers to sinter or harden powdered material; Stratasys, Inc. manufactures rapid prototyping systems for use in an office environment that extrude wax, plastic and other polymer filaments out of a nozzle; and Sanders Prototype, Inc. has developed a desktop prototyping system which uses ink-jet technology to deposit material layer by layer.

     The Company believes that no rapid prototyping products technologically similar to LOM systems have been sold in the United States. The only competitor known to have sold machines similar to LOM systems is Kira Corporation, which currently sells rapid prototyping products in Japan. In addition, Kinergy Pte. Ltd. of Singapore has demonstrated a rapid prototyping system with technology that appears to be similar to the Company's LOM technology; however, the Company is not aware of any commercial sales of these systems made by Kinergy. The Company believes that Kira's and Kinergy's ability to sell rapid prototyping systems in the United States and Japan may be limited due to the protection afforded by the Company's patents. Kira's rapid prototyping machines utilize a knife to cut the sheet material, and the adhesive is selectively applied to the sheet material by a xerographic technique. The Company believes that the necessity to deposit glue xerographically when using the rapid prototyping machines produced by Kira limits the number of adhesives and core materials applicable for use with Kira's machines.

CUSTOMERS

     The Company's rapid prototyping systems can be utilized by a range of companies. The Company's principal customers are automobile manufacturers, aerospace companies and other large industrial corporations. These customers regularly employ 3-D CAD systems in their internal product design and development activities and may be interested in acquiring rapid prototyping systems primarily to achieve further improvements in the time-to-market of new products. The Company's customer list includes Boeing Aircraft Company, Cobra Golf Incorporated, Chrysler Corporation, Daimler-Benz, Ford Motor Company, General Motors Corporation, Hughes Electro-Optical Systems, and Toyota Motor Corporation.

     The Company also sells its LOM systems to service bureaus that produce prototypes and models for manufacturers on a per-order basis and to independent design and engineering firms that, in the past, have utilized traditional machining methods to produce models and prototypes. For these customers, the decision to convert to rapid prototyping systems is based primarily upon cost considerations and the time required to recoup their investment in rapid prototyping equipment.

PATENTS AND PROPRIETARY RIGHTS

     The Company considers the protection of its technology to be material to its business. The Company's success will depend, in part, on its ability to obtain patents and protect trade secrets. In June 1988, Michael Feygin was issued a United States patent with 80 claims covering, in the United States, the Company's LOM systems, various aspects of the Company's LOM technology and the associated modeling process, including the apparatus and method for forming an integral three-dimensional object out of laminations of the same or gradually-varying shapes and the bi-material (i.e., adhesive) nature of the materials used in the LOM process. This patent was one of the early United States patents relating to rapid prototyping systems which described, in detail, an apparatus capable of building three-dimensional objects by means of lamination. In October 1994, a second United States patent with 24 claims was issued to Mr. Feygin covering additional aspects of the LOM technology, including several selective bonding techniques and the method by which the Company's LOM systems leave the support material around the three-dimensional object and cross-hatch such material to allow for the easy removal of the material at the end of the LOM process. Mr. Feygin was also issued a European patent, a Japanese patent, and a Canadian patent. The Japanese patent was published on July 24, 1996, and will become conclusively effective if no opposition is filed within six months thereafter. The Canadian patent covers various aspects of the LOM technology and the associated modeling process. All of the foregoing patents have been assigned to the Company by Mr. Feygin.

     Kira Corporation filed an opposition to the European patent being assigned to the Company; however, the opposition division of the European patent office has indicated that the patent will be upheld, with certain amendments that are to be filed with the European patent office on or before December 19, 1996. Kira Corporation will have an opportunity to appeal the decision of the opposition division of the European Patent office to maintain the patent in amended form. In addition to seeking United States and European patent protection for its products, the Company is seeking patent protection in Japan, Hong Kong and Singapore and may seek patent protection in other foreign countries on a selective basis in order to protect its proprietary rights.

     There can be no assurance that any patents or claims which are included in future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to continue to commercialize its products. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. The Company has been advised that there is significant "prior art" with respect to the LOM process utilized in the Company's LOM systems, and it is possible that claims in the United States patents relating to the LOM process could be invalidated or restricted if challenged. Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and prospects of the Company. An invalidation of the patent claims relating to the Company's LOM process, however, would not necessarily affect the other claims in the United States patents relating to the Company's LOM systems. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations.

     The commercial success of the Company also will depend in part on the Company's not infringing upon patents issued to competitors. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in substantial costs to the Company and distraction of the Company's management.

     The Company also relies upon trade secrets, know-how and continuing technological innovations to develop and maintain its competitive position. The Company has not obtained registered trademarks for its corporate name, nor any other trademark other than Laminated Object Manufacturing(R) and LOM and Design(R). There can be no assurance that the registered or unregistered trademarks or trade names of the Company may not infringe upon third party rights. The requirement to change the trademarks or trade name of the Company could entail significant expenses and could have a material adverse effect on the Company's business, financial condition and results of operations. See "Certain Factors That May Affect The Company's Business and Future Results."

     The Company also seeks to protect its unpatented trade secrets, know-how and continuing technological innovation, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. These agreements typically provide that all confidential information developed or made known to the individual or entity during the course of the individual's or entity's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that, to the extent permitted by applicable law, all inventions conceived by the individual are the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

EMPLOYEES

     As of July 31, 1996, the Company had a total of 103 employees, of which 23 were involved in production, shipping, receiving, purchasing, quality and manufacturing administration, 28 in engineering and research and development, 14 in sales and marketing, 22 in customer support and 16 in general administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

GOVERNMENT REGULATIONS

     The Company is subject to various local, state and federal laws and regulations that affect businesses generally, including regulations promulgated by federal and state environmental and health agencies, the Federal Occupational Safety and Health Administration and laws pertaining to the hiring, treatment, safety and discharge of employees. Historically, regulatory compliance has not had a material adverse effect on the Company's sales or operations. The Company believes it is in compliance with material applicable laws.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

     OPERATING LOSSES; FUTURE PROFITABILITY AND LIQUIDITY UNCERTAIN. The Company has experienced significant losses from operations in the most recent fiscal year and anticipates experiencing further losses in fiscal 1997. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM system machines. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $2.4 million in operations during fiscal 1996. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In November 1996, the Company's lender withdrew the Company's line of credit. Although the Company obtained a subsequent $1.5 million line of credit from Cruttenden Roth Incorporated, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     QUARTERLY FLUCTUATIONS. The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's sales and customer mix, delays in shipping new systems, the introduction of new products and new product enhancements by the Company or its competitors, pricing pressures, increases in expenditures relating to pursuing the Company's business strategies, general economic conditions and other factors. For example, because prospective customers may defer purchasing a LOM system in anticipation of the release of an improved system, the Company believes that sales of its existing rapid prototyping systems may decrease in the periods immediately preceding the introduction of new LOM systems. In this respect, the Company believes that sales of its earlier-generation LOM-2030 have been adversely affected in recent periods because of the pending introduction of its latest-generation LOM-2030H and expects that its net sales will continue to be adversely affected during the transition to sales of its latest-generation LOM-2030H. In addition, the Company used a portion of the proceeds of its initial public offering to accelerate certain product development activities. The Company believes that the timing of these expenditures affected the Company's results of operations in the last two quarters. The decline in sales of earlier-generation LOM-2030 during this transition period, together with increased product development expenditures, have resulted in net losses for the Company during this transition period, including the quarter ending July 31, 1996. The Company may continue to experience net losses in future quarters until sales of commercial quantities of the Company's latest-generation LOM systems are achieved, and, even once such sales levels are achieved, net losses may continue to be experienced for the reasons previously cited. Accordingly, there can be no assurance that the Company will be profitable in any quarter.

     EMERGING NATURE OF RAPID PROTOTYPING INDUSTRY; RELIANCE ON SINGLE PRODUCT LINE. The rapid prototyping industry is an emerging industry, and the Company believes that the development and future growth of the rapid prototyping industry will relate to the general trend toward increased automation of produce design and manufacturing processes, including the expanded use of 3-D CAD.

There can be no assurance that the use of 3-D CAD will continue to expand or that the rapid prototyping industry otherwise will continue to develop or grow. See "Industry Background."

     The Company has developed and markets a single product line of rapid prototyping systems which utilize LOM technology. The immediate prospects of the Company will be dependent upon market acceptance of the Company's LOM technology and systems, including the Company's latest-generation LOM systems. There can be no assurance that the Company's LOM systems will gain significant market acceptance or that the introduction of products embodying new or alternate technologies or the emergence of new industry standards will not render the Company's systems obsolete and unmarketable. See "LOM Technology."

     PRODUCT RELIABILITY; ONGOING TECHNICAL CHALLENGES. Although the LOM technology utilized in the Company's systems has been in development since 1985, until recently there has been only limited commercial use of LOM technology in rapid prototyping applications. In this respect, certain of the Company's customers have experienced performance problems with the Company's first-generation LOM systems, which from time to time have not performed to the Company's specifications. The Company believes that it has identified all of these problems and that the LOM systems currently being marketed by the Company meet applicable product specifications. Until there is sufficient customer experience with the LOM systems sold most recently by the Company, however, the Company will be unable to determine whether its LOM systems are consistently performing to specifications. Furthermore, no assurance can be given that new problems will not be identified by customers or that any such problems could be adequately addressed by the Company in a timely manner. There can be no assurance, therefore, that the Company's customers will not make claims against the Company arising from dissatisfaction with the performance of the Company's LOM systems. In the first quarter of the fiscal year ending July 31, 1997, the Company commenced sales of the latest-generation LOM-2030 system, which the Company believes adequately addresses certain performance problems associated with its first-generation LOM systems and represents significant improvements in overall product performance and reliability. There can be no assurance, however, that the Company's latest-generation LOM systems will not experience similar performance or reliability problems. In addition, the Company is unable to predict what effect the problems associated with its first-generation LOM systems will have on the Company's efforts to market and sell its latest-generation LOM systems. The immediate prospects for future growth of the Company are dependent upon market acceptance of its latest-generation rapid prototyping systems.

     DEPENDENCE ON PROPRIETARY TECHNOLOGY. The Company's ability to compete in the market for rapid prototyping products may depend significantly on its ability to protect its proprietary technology. The Company seeks to protect its technology through a combination of patents, copyrights, trade secrets, proprietary know-how, confidentiality agreements and ongoing development of new products, features and designs. Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and prospects of the Company. An invalidation of the patent claims relating to the Company's LOM process would not, however, affect the other claims in the United States patents relating to the Company's LOM systems. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company trade secrets or know-how. See "Patents and Proprietary Rights."

     COMPETITION. The Company's LOM systems compete with traditional prototyping methods, such as machining, which are currently more widely used than rapid prototyping systems. Rapid prototyping systems are designed to be used primarily with 3-D CAD systems, and there can be no assurance that rapid prototyping will ever become the predominant method of producing prototypes and other three-dimensional objects. Within the rapid prototyping industry, the Company is not aware of any other companies engaged in the commercial production of rapid prototyping products using the LOM process. However, various companies currently offer, or are developing, rapid prototyping equipment which utilize alternative technologies, some of which are superior in certain respects to the Company's LOM technology. Certain of these companies have significantly greater financial, product development, manufacturing and marketing resources than the Company. Furthermore, the products introduced by any of these companies could emerge as the industry standard or otherwise render the Company's products obsolete or unmarketable. In addition, the Company faces competition with respect to the sale of sheet materials and other supplies used with its LOM systems. There can be no assurance that the Company will be able to compete successfully against current or future competitors or that the competitive pressures faced by the Company will not adversely affect its profitability or results of operations. See "Competition."

ITEM 2.  PROPERTIES

     The Company's headquarters and operating facilities are located in a 43,600 square foot facility in Torrance, California. The Company moved into the facility in August 1994 and purchased the facility in November 1994. The facility is subject to two loans which aggregated $1,908,000 at July 31, 1996. The Company believes that, in general, its facility is adequately maintained, is in good condition and is adequate for the Company's needs in the foreseeable future. The Company may expand its manufacturing operations within this facility in the near future, and if it does so, it will need to store its inventory of materials and supplies at another location. The Company believes that it will be able to secure adequate space for this purpose, if necessary.

     The Company also currently leases 4,800 square feet of office space in Auburn Hills, Michigan, which serves as a sales office and warehouse. The annual rent payment under the lease is $34,800, subject to certain adjustments, and the lease expires in December 1997.

ITEM 3:  LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings and does not know of any pending litigation affecting it or its property, other than the aforementioned opposition proceeding in the European Patent Office and routine litigation which is incidental to the Company and its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1996.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 8, 1996, the Company's Common Stock has traded on the Nasdaq National Market. The following table presents quarterly information on the high and low closing sales prices of the Company's Common Stock, as reported on the Nasdaq National Market.

                                           High     Low
                                          ------   -----
     FISCAL YEAR ENDED JULY 31, 1996
     First Quarter                           N/A     N/A
     Second Quarter                          N/A     N/A
     Third Quarter                        $ 7.75   $4.50
     Fourth Quarter                       $ 5.25   $1.75

     As of July 31, 1996, there were 24 stockholders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

GENERAL

     During its early years, the Company obtained government funding to conduct research and development activities relating to the LOM process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. On March 12, 1996, the Company consummated its initial public offering of 1,200,000 shares of Common Stock and received proceeds of approximately $6,000,000, prior to the payment of legal, accounting and other fees in the aggregate amount of approximately $660,000 incurred in connection therewith.

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

     The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping machines, as well as continued sales of released materials and services. In fiscal 1996, the Company significantly increased its selling and research and development expenditures in preparation for the introduction of its latest-generation LOM systems. The Company also restructured its sales department and increased sales and administrative expenditures in order to more effectively service its existing customers and to broaden its sales efforts. The Company commenced commercial shipments of its latest-generation LOM system, the LOM-2030H, in October 1996. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H or that sales revenue generated by the LOM-2030H and existing products will be commensurate with current or future levels of the Company's operating expenses.

     The Company has experienced significant losses from operations in the most recent fiscal year and anticipates experiencing further losses in fiscal 1997. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest generation LOM system machines. Moreover, there can be no assurance that even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $2.4 million in operations during fiscal 1996. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In November 1996, the Company's lender withdrew the Company's line of credit. Although the Company obtained a subsequent $1.5 million line of Credit from Cruttenden Roth Incorporated, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

ANNUAL RESULTS OF OPERATIONS

     The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:

                                                    Fiscal Year Ended July 31,
                                                  ----------------------------
                                                    1994      1995      1996
                                                  -------    -------   -------
Net sales......................................     100.0%     100.0%    100.0%
Cost of sales..................................      41.6       49.7      53.7
                                                  -------    -------   -------
Gross profit...................................      58.4       50.3      46.3
Selling, general and administrative
   expense.....................................      31.5       30.5      39.4
Research and development
   expense.....................................      10.0       12.2      16.4
                                                  -------    -------   -------
Income (loss) from operations..................      16.9        7.6      (9.5)
                                                  -------    -------   -------
Other income (expense).........................        .2       (1.0)     (1.4)
                                                  -------    -------   -------
Income (loss) before provision (benefit) for
   income taxes and extraordinary item.........      17.1        6.6     (10.9)
                                                  -------    -------   -------
Provision (benefit) for income taxes...........       6.9        2.1      (3.7)
                                                  -------    -------   -------
Income (loss) before extraordinary item........      10.2        4.5      (7.2)
                                                  -------    -------   -------
Extraordinary item, net of taxes...............       1.1         --        --
Net income (loss)..............................      11.3%       4.5%     (7.2%)
                                                  =======    =======   =======

COMPARISON OF FISCAL YEARS ENDED JULY 31, 1996 AND JULY 31, 1995

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the fiscal year ended July 31, 1996 were approximately $12,322,000, an increase of approximately $846,000 or 7.4%, compared to net sales of approximately $11,476,000 for the fiscal year ended July 31, 1995. Though the Company has sold three fewer LOM systems in the fiscal year ended July 31, 1996 than in the comparable period for 1995, the Company's net sales increased overall due to several factors. During fiscal 1996, the Company raised its sales price per machine by approximately 10% to 25%. Also, foreign sales typically have higher margins than domestic sales and during the fiscal year ended July 31, 1996, foreign sales accounted for approximately 57.9% of sales as opposed to 39.9% for the fiscal year ended July 31, 1995. In addition, 62.3% of the Company's LOM system sales in fiscal 1996 were sales of the LOM-2030 system, as compared to 43.8% of sales in fiscal 1995, and the LOM-2030 system sells for a substantially higher price than the LOM-1015. Also, sales of materials and services for the fiscal year ended July 31, 1996 increased by approximately $857,000, or 44.3%, over sales of materials and services during the fiscal year ended July 31, 1995, due primarily to the growing number of LOM systems placed with customers requiring materials and services.

Product Mix Percentage:
-----------------------

                                           Fiscal Year Ended
                                     -----------------------------
                                     July 31, 1996   July 31, 1995
                                     -------------   -------------
     LOM Systems                          77.3%          83.1%
     Materials and Service                22.7%          16.9%

LOM System Units Sold During
----------------------------
the Periods Indicated:
---------------------


                                       LOM-1015s       LOM-2030s
                                     -------------   -------------
Fiscal Year ended July 31, 1995           36              28
Fiscal Year ended July 31, 1996           23              38

     As of July 31, 1996 and 1995, the Company had deferred gross profit in the amount of approximately $446,000 and $384,000, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for upgraded versions. This amount increased because the Company entered into an additional agreement with such provisions and did not deliver any of the upgraded versions during the fiscal year ended July 31, 1996.

     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the fiscal year ended July 31, 1996 was approximately $5,710,000, a decrease of approximately $58,000 or 1.0%, compared to gross profit of approximately $5,768,000 for the fiscal year ended July 31,

1995. Gross profit as a percentage of sales decreased from 50.3% in the fiscal year ended July 31, 1995, to 46.3% in the fiscal year ended July 31, 1996.

     The decrease in gross profit as a percentage of sales was attributable primarily to higher costs of material and labor for the LOM-2030 systems in 1996. The number of employees in manufacturing operations increased by three while customer service added four employees. The decrease was also partly due to lower margins normally experienced on sales of materials and services, which increased to 22.7% of net sales during the fiscal year ended July 31, 1996, compared to 16.9% of net sales during the fiscal year ended July 31, 1995. To the extent that the Company's sales continue to consist of a greater percentage of LOM-2030s, including the LOM-2030H, as compared to LOM-1015s, and as the growth rate in sales of materials and services continues to outpace the growth in total net sales, the Company's gross profit margins are unlikely to increase. Further, there can be no assurance that the Company will be able to maintain current levels of gross profit on sales of its LOM-2030H systems as compared to the LOM-2030s.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the fiscal year ended July 31, 1996, was approximately $4,857,000, an increase of approximately $1,362,000, or 39.0%, compared to approximately $3,495,000 for the fiscal year ended July 31, 1995.

     The increase resulted primarily from the fact that seven additional selling, general and administrative employees (representing a 77.8% increase in the number of such employees) were added to the Company's staff during the fiscal year ended July 31, 1996. Of these seven employees, one was added to the Administration department, one was added to the MIS department, four were added to the Finance department and one was added to the Human Resources department. Increased spending also occurred in the areas of advertising, commissions, promotions, trade shows, legal, accounting, and costs associated with increasing the Company's presence in Europe. Such additional hirings and increased expenditures were made to facilitate the introduction and market acceptance of the LOM-2030H and to adequately support and increase sales to existing customers with installed LOM systems. The Company anticipates hiring four to five more sales representatives, and anticipates additional increased spending on facility and administrative related expenses through fiscal 1997. However, should sales of the LOM-2030H and existing products and services fail to match such levels of expenditures, management anticipates re-evaluating the Company's expenditure levels.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. Research and development expense for the fiscal year ended July 31, 1996 was approximately $2,030,000, an increase of approximately $633,000, or 45.3%, compared to approximately $1,397,000 for the fiscal year ended July 31, 1995. The increase was primarily due to development costs related to the LOM-2030H as well as the hiring of additional research and development personnel to perform research and development on new products in addition to the LOM-2030H and on the testing of new sheet form raw materials to be used with the Company's LOM systems.

     During the fiscal year ended July 31, 1996, the Company hired 12 additional research and development employees, representing an 75.0% increase in the number of such employees. The

Company anticipates hiring approximately two to three more research and development employees in fiscal 1997, and anticipates additional increased spending on research and development related expenses. However, should sales of the LOM-2030H and existing products and services fail to match levels of these expenditures, management anticipates re-evaluating these expenditure levels. Approximately 50% of the research and development costs incurred in fiscal 1996 have been expended towards the development of the LOM 2030H, as well as the testing of new materials. Though these expenditures are unlikely to continue to be incurred once commercial levels of production of the LOM-2030H are achieved, there can be no assurance that such expenditures will cease to be necessary or that additional, similar expenditures will not become necessary for other reasons.

     Other Income (Expense). Other expense for the fiscal year ended July 31, 1996, was approximately $167,000, compared to other expense of approximately $118,000 for the fiscal year ended July 31, 1995. The change was primarily due to inclusion of a full year of interest on the long term debt on the building purchase which was completed in November of 1994 as well as to charges incurred from drawing on the Company's revolving credit facility.

     Provision (Benefit) for Income Tax. The effective tax provision (benefit) for the fiscal year ended July 31, 1996, was (34.0%) as compared to 32.3% for the fiscal year ended July 31, 1995. The change was primarily due to the carryback of current year federal net operating losses, as well as the suspension of the federal research and development credit during the fiscal year ended July 31, 1996. The Company believes that deductible temporary differences will be utilized primarily by carryback to prior years' taxable income or as charges against reversals of future taxable temporary differences. Due to the carryback of the current years' loss to the previous year, the Company will recover the maximum amount refundable for taxes it has paid.

COMPARISON OF FISCAL YEARS ENDED JULY 31, 1995 AND JULY 31, 1994

     Net Sales. Net sales for the fiscal year ended July 31, 1995 were approximately $11,476,000, an increase of approximately $5,857,000, or 104.2%, compared to net sales of approximately $5,619,000 for the fiscal year ended July 31, 1994. This increase was primarily a result of an increase in sales of LOM systems, from 36 in the fiscal year ended July 31, 1994 to 64 in the fiscal year ended July 31, 1995. This increase in sales of LOM systems was due to increased marketing efforts and an increase in international sales. The increased international sales occurred primarily in Japan as a result of the Company's non-exclusive distribution arrangement with Toyoda Machine Works, Ltd. Sales in Japan also may have been benefited by the value of the United States dollar in Japanese foreign exchange market, which was near historic lows. Another portion of the increase in net sales was attributable to an increase in sales of LOM-2030s as compared to sales of the lower-priced LOM-1015s and an increase in sales of materials and services in the fiscal year ended July 31, 1995. Sales of materials and services increased by approximately $1,192,000 or 160.3%, over sales of materials and services in the fiscal year ended July 31, 1994, due primarily to increased sales of paper used in the LOM process, which the Company believes resulted from a combination of the expanded installed base of the Company's systems and the development of paper with improved adhesive qualities. As of July 31, 1995 and 1994, the Company had recorded deferred gross profits in the amount of approximately $384,000 and $120,000, respectively, relating to shipments of LOM systems subject to agreements providing the customers the right to exchange such systems for an upgraded version at no additional cost.

     Gross Profit. Gross profit for the fiscal year ended July 31, 1995 was approximately $5,768,000, an increase of approximately $2,486,000, or 75.7%, compared to approximately $3,282,000 for the fiscal year ended July 31, 1994. Gross profit as a percentage of net sales decreased from 58.4% in the fiscal year ended July 31, 1994 to 50.3% in the fiscal year ended July 31, 1995. This decrease was attributable to a number of factors including $239,000 in special charges to cost of sales for the fiscal year ended July 31, 1995 to cover the estimated costs associated with management's decision to offer systems modifications free of charge to certain owners of the Company's earlier-generation LOM-2030 systems. The modifications will be performed to address the potential for fires to occur within the cabinets of certain LOM-2030 systems. The Company believes its newer LOM system designs adequately address the problem to which this modification relates and accordingly does not anticipate the necessity of offering similar modifications to additional customers free of charge. Other factors causing this decrease were lower margins realized on sales of supplies as compared to LOM systems and salaries relating to additional manufacturing, installation, training and servicing personnel hired to support the expanded installed base of the Company's LOM systems. The Company expects that as its sales of services and materials increase, gross profit as a percentage of net sales may decrease due to lower profit margins associated with such sales. However, as the Company's LOM systems become more reliable and require less maintenance, gross margins associated with sales of services may be expected to increase.

     Selling, General and Administrative Expense. Selling, general and administrative expense for the fiscal year ended July 31, 1995 was approximately $3,495,000, an increase of approximately $1,722,000, or 97.1% compared to $1,773,000 for the fiscal year ended July 31, 1994. This increase was attributable to additional administrative and facility costs incurred to support the Company's growth, including the addition of sales, marketing and engineering personnel, expansion and implementation of financial and administrative controls, and increased legal and accounting fees.

     Research and Development Expense. Research and development expense for the fiscal year ended July 31, 1995 was approximately $1,397,000, an increase of approximately $837,000, or 149.5%, compared to approximately $560,000 for the fiscal year ended July 31, 1994. This increase reflects increased costs associated with the hiring of additional personnel to assist in the development of the Company's latest-generation LOM systems,the ongoing development of new products and the testing of new sheet-form raw materials to be used with the Company's LOM systems. In addition, during the fiscal year ended July 31, 1995, the Company incurred increased costs associated with the effort to secure government grants to subsidize its research activities.

     Other Income (Expense). Other expense for the fiscal year ended July 31, 1995 was approximately $119,000, compared to other income of approximately $14,000 for the fiscal year ended July 31, 1994. The change was primarily due to interest paid on indebtedness incurred in conjunction with the purchase of the Company's facility in fiscal 1995.

     Provision for Income Taxes. Provision for income taxes for the fiscal year ended July 31, 1995 was $245,000, a decrease of approximately $140,000, or 36.4%, compared to approximately $385,000 for the fiscal year ended July 31, 1994. The effective tax rate for the fiscal year ended July 31, 1995 was 32.3% as compared to 40.0% for the fiscal year ended July 31, 1994. The decrease in the provision for income taxes was primarily due to increased research and development credits available to and used by the Company, combined with the application of deferred taxes. The provision for income taxes in each year includes an allowance for research and development credit and items that are reflected as deferred taxes.

QUARTERLY RESULTS OF OPERATIONS

     The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's sales and customer mix, delays in shipping new systems, the introduction of new products and new product enhancements by the Company or its competitors, pricing pressures, increases in expenditures relating to pursuing the Company's business strategies, general economic conditions and other factors. For example, because prospective customers may defer purchasing a LOM system in anticipation of the release of an improved system, the Company believes that sales of its existing rapid prototyping systems may decrease in the periods immediately preceding the introduction of new LOM systems. In this respect, the Company believes that sales of its earlier-generation LOM systems have been adversely affected in recent periods because of the pending introduction of its latest-generation LOM systems and expects that its net sales will continue to be adversely affected during the transition to sales of its latest generation LOM systems. In addition, the Company used a portion of the proceeds of its initial public offering to accelerate certain product development activities. The Company believes that the timing of these expenditures affected the Company's results of operations in the last two quarters. The decline in sales of earlier-generation LOM systems during this transition period, together with increased product development expenditures, have resulted in net losses for the Company during this transition period, including the quarter ending July 31, 1996. Future quarters may continue to experience net losses until sales of commercial quantities of the Company's latest generation LOM systems are achieved, and, even once such sales levels are achieved, net losses may continue to be experienced for the reasons previously cited. Accordingly, there can be no assurance that the Company will be profitable in any quarter.

     A substantial portion of the Company's sales in any quarter arise from a limited number of orders of LOM systems, priced at approximately $100,000 to $200,000 each. Each sale thus may comprise a material portion of the Company's sales in the fiscal quarter in which the LOM system is shipped, and a decrease in the number of shipments by the Company in any given quarter would be likely to have a material adverse effect on the Company's operations for that quarter. The Company will also continue to incur product development, marketing and promotional expenses based upon management's expectations as to future sales. Since many of these expenses are committed in advance, the Company generally is unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. If operating revenues do not meet the Company's expectations in any given quarter, operating results may be adversely affected. There can be no assurance that the Company will be profitable in any given quarter.

     The following table sets forth certain quarterly financial data for the periods presented that have been derived from unaudited financial statements that, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of such quarterly information. The operating results for any quarter are not necessarily indicative of the results to be expected for any future quarter or for the fiscal year ending July 31, 1997.

                                                                        THREE MONTHS ENDED
                                     -------------------------------------------------------------------------------------------
                                                       FISCAL 1995                                    FISCAL 1996
                                     --------------------------------------------    -------------------------------------------
                                     OCT. 31,    JAN. 31,    APR. 30,    JUL. 31,    OCT. 31,   JAN. 31,     APR.30,    JUL. 31,
                                       1994        1995        1995        1995        1995       1996        1996        1996
                                     --------    --------    --------    --------    --------   --------    --------    --------
                                                                (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

Net sales.........................   $  2,602    $  2,413    $  3,259    $  3,202    $  4,176   $  2,862    $  3,425    $  1,859
Cost of Sales.....................      1,261         917       1,385       2,145       2,226      1,331       1,803       1,252
                                     --------    --------    --------    --------    --------   --------    --------    --------
   Gross profit...................      1,341       1,496       1,874       1,057       1,950      1,531       1,622         607
Selling, general and
 administrative expense...........        630         889         855       1,121         967      1,006       1,065       1,819
Research and development expense..        338         266         193         600         410        429         494         697
                                     --------    --------    --------    --------    --------   --------    --------    --------

Income (loss) from operations.....        373         341         826        (664)        573         96          63      (1,909)
Other income (expense)............          3         (46)        (34)        (42)        (36)       (54)        (36)        (41)
                                     --------    --------    --------    --------    --------   --------    --------    --------
Income (loss) before (provision)
 benefit for income taxes.........        376         295         792        (706)        537         42          27      (1,950)
(Provision) benefit for income
 taxes............................       (131)       (101)       (273)        260        (215)       (17)         (7)        696
                                     --------    --------    --------    --------    --------   --------    --------    --------
Net income (loss).................   $    245    $    194    $    519    $   (446)   $    322   $     25    $     20    $ (1,254)
                                     ========    ========    ========    ========    ========   ========    ========    ========
Earnings (loss) per common share:
   Net income (loss) per common
    share outstanding.............   $    .09    $    .07    $    .19    $   (.16)   $    .12   $    .01    $    .01    $   (.32)
                                     ========    ========    ========    ========    ========   ========    ========    ========
Weighted average number of shares
 outstanding......................      2,700       2,700       2,700       2,700       2,700      2,700       3,425       3,975
                                     ========    ========    ========    ========    ========   ========    ========    ========

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $2,438,000 in operations during the fiscal year ended July 31, 1996, and used cash from operating activities of approximately $31,000 during the fiscal year ended July 31, 1995. The increase in the use of cash in 1996 is primarily due to increased expenditures associated with the transition to sales of the Company's latest generation LOM systems and related increases in inventories, and to increased expenditures incurred in the expansion of the Company's infrastructure

     Working capital was approximately $5,338,000 at July 31, 1996, compared to approximately $847,000 at July 31, 1995. This increase was primarily due to the proceeds from the Company's initial public offering.

     Cash used in investing activities, which includes purchases of property, plant and equipment, was approximately $664,000 for fiscal year ended July 31, 1996, and $519,000 for the fiscal year ended July 31, 1995. During the fiscal year July 31, 1995, the Company purchased its facility in Torrance, California, and certain manufacturing equipment. During the fiscal year ended July 31, 1996, the Company made additional investments in manufacturing equipment and office furniture.

     On March 12, 1996, the Company consummated its initial public offering of 1,200,000 shares of Common Stock and received net proceeds of approximately $5,340,000 (approximately $5,670,000 after receipt of proceeds resulting from the exercise of the over-allotment option). Since March of 1996, the Company has purchased approximately $260,000 worth of office furniture and equipment. Approximately $3.1 million was used for general working capital purposes. As of July 31, 1996, approximately $2,300,000 of the offering proceeds have been invested in short-term money funds; these remaining proceeds are expected to be used for general working capital purposes.

     As of July 31, 1996, the Company had a secured $3,000,000 revolving credit facility with City National Bank bearing interest at prime plus one-half of one percent per annum. This revolving credit facility would have matured in January 1997 and was collateralized by substantially all of the assets of the Company, except for the Company's building and land. The Company did not comply with certain financial covenants contained in the line of credit as of July 31, 1996, nor did it comply with such covenants for the period from August 1, 1996, through November 1, 1996. As a result, the lender declared the Company in default of the provisions of the line of credit agreement on November 4, 1996, and withdrew the credit terms extended to the Company under the line of credit agreement. As of November 4, 1996, there was no balance outstanding under this line of credit. The Company has obtained a $1.5 million line of credit from Cruttenden Roth Incorporated and is exploring additional alternative financing arrangements. There can be no assurance that the Company will be able to obtain such alternative additional financing.

     The Company has obtained a $300,000 credit line from Winthrop Financial for purposes of leasing capital equipment. The Company has not yet received any advances under this credit line.

     The Company believes that its existing cash and equivalents remaining from proceeds of its initial public offering, together with the funds to become available from a new working capital credit facility which the Company recently arranged with Cruttenden Roth Incorporated, will be sufficient to meet its capital and liquidity needs for the next 12 months. However, the Company's belief is based upon achieving significant sales of its latest generation LOM-2030 system machines, maintaining gross profit levels, controlling operating costs and securing a new bank working capital credit facility. Therefore, management's belief is based on projections which are subject to a high degree of uncertainty because of the limited sales history of the latest generation product and because of the uncertainty associated with the Company's ability to obtain further financing.

     Further, subsequent to July 31, 1996, the Company has continued to experience significant cash expenditures in conjunction with the introduction of the LOM-2030H and due to the expansion of the Company's research and development efforts and infrastructure. Should the Company's existing cash and equivalents remaining from the proceeds of its initial public offering and funds available under the line of credit from Cruttenden Roth become insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that cash flows from the offering and funds available under the line of credit from Cruttenden Roth will be sufficient to meet future operating requirements, or, if required, that additional financing will be available, or, if available, be on terms satisfactory to the Company. Significant additional dilution may be incurred by current investors as a result of any additional financing.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)OF THE EXCHANGE ACT.

     The information required hereunder is incorporated by reference from the sections of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Nominees" and "Other Executive Officers."

ITEM 10.  EXECUTIVE COMPENSATION

     The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Executive Compensation."

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Security Ownership of Management and Certain Beneficial Owners."

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required hereunder is incorporated by reference from the section of the Company's Proxy Statement filed in connection with its Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     The following documents are filed as part of this Form 10-KSB:

          (a)  Exhibits:
               --------

          See Index to Exhibits on Page II-2 of this Annual Report on Form 10-
KSB.

          (b)  Reports on Form 8-K:
               --------------------

          The Registrant did not file any reports on Form 8-K during the last quarter of the period covered by this report, and none were required.

                               Index to Exhibits
                               -----------------

       Exhibit
       Number                Description of Document
       ------                -----------------------
         2.1   Agreement and Plan of Merger between the Registrant and Helisys,
               Inc., a California corporation, effective November 22, 1995./(1)/

         3.1   Certificate of Incorporation of Registrant./(1)/

         3.2   Bylaws of Registrant./(1)/

         4.1 Form of Representative's Warrant Agreement by and between the Registrant and Cruttenden Roth Incorporated./(1)/

        10.1   1995 Stock Incentive Plan./(1), (2)/

        10.2   Employee Stock Purchase Plan./(1), (2)/

        10.3   Form of Directors' and Officers' Indemnification Agreement./(1)/

        10.4   Agreement dated February 28, 1995, between the Aviation Applied
               Technology Directorate and the Registrant./(1)/

        10.5   Agreement dated August 31, 1994, between the University of Dayton
               Research Institute and the Registrant./(1)/

        10.6   Intentionally Omitted.

        10.7 Joint Development and Distribution Agreement for EX85Z Adhesive, dated March, 1995, between Brown-Bridge Industries, Inc. and the
               Registrant./(1)/

        10.8   Consulting Agreement dated November 1, 1995 between L.A.
               Delmonico Consulting, Inc. and the Registrant.

        10.9   Professional Services Contract dated March 7, 1996 among Rose &
               Crangle, Ltd., the Registrant, Robert D. Crangle and Michael
               Feygin.

        16.1 Letter from BDO Seidman, LLP on changes in certifying accountant./(1)/

        21.1   Subsidiaries of the Registrant./(1)/

        24.1   Power of Attorney. (included on signature page hereto).

        27.1   Financial Data Schedule

______________

(1) Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 33-99244-LA.
(2) These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to item 13(a) of Form 10-KSB.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on November 12, 1996.

                                    HELISYS, INC.


Dated:  November 12, 1996           By:  /s/ MICHAEL FEYGIN
                                         ------------------------------------
                                         Michael Feygin
                                         Chairman, President, Chief Executive
                                         Officer and Director

     We, the undersigned directors and officers of Helisys, Inc., do hereby constitute and appoint Michael Feygin and Dave T. Okazaki our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ MICHAEL FEYGIN          Chairman, President, Chief       November 12, 1996
-------------------------   Executive Officer and Director
Michael Feygin              (Principal Executive Officer)

/s/ DAVE T. OKAZAKI         Chief Financial Officer,         November 12, 1996
-------------------------   Secretary and Director
                            (Principal Financial and
                            Principal Accounting Officer)

/s/ ROBERT CRANGLE          Director                         November 12, 1996
-------------------------
Robert Crangle

                            Director                         November __, 1996
-------------------------
Louis A. Delmonico

/s/ FREDERICK M. HANEY      Director                         November 12, 1996
-------------------------
Frederick M. Haney

                         INDEX TO FINANCIAL STATEMENTS

                                                                        Page
                                                                        ----
Report of Independent Public Accountants..............................  F-1

Balance Sheet as of July 31, 1996.....................................  F-2

Statements of Operations for the years ended July 31, 1995 and 1996...  F-3

Statements of Stockholders' Equity for the years ended July 31, 1995 and 1996.............................................................  F-4

Statements of Cash Flows for the years ended July 31, 1995 and 1996...  F-5

Notes to Financial Statements.........................................  F-6


                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Helisys, Inc.:

We have audited the accompanying balance sheet of Helisys, Inc., as of July 31, 1996, and the related statements of operations, stockholders' equity and cash flows for each of the two years in the period ended July 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helisys, Inc., at July 31, 1996, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1996, in conformity with generally accepted accounting principles.






                                                  ARTHUR ANDERSEN LLP

Orange County, California
November 12, 1996

                                 HELISYS, INC.

                                 BALANCE SHEET


                                                                                                   JULY 31,
                                        ASSETS                                                       1996
                                        ------                                                   ------------
Current assets:
  Cash and cash equivalents...................................................................   $ 2,600,249
  Accounts receivable, net of allowance for doubtful accounts of $120,000.....................     2,408,315
  Inventories.................................................................................     2,287,197
  Income tax receivable.......................................................................       894,670
  Prepaid expenses............................................................................       146,061
  Deferred income taxes.......................................................................       545,553
                                                                                                 -----------
    Total current assets......................................................................     8,882,045
                                                                                                 -----------
Property, plant and equipment:
  Land........................................................................................       838,000
  Building and improvements...................................................................     1,344,122
  Office furniture and equipment..............................................................       471,130
  Machinery and equipment.....................................................................       695,693
                                                                                                 -----------
                                                                                                   3,348,945
  Less--Accumulated depreciation..............................................................       460,233
                                                                                                 -----------
                                                                                                   2,888,712
                                                                                                 -----------
Other assets..................................................................................        31,101
                                                                                                 -----------
                                                                                                 $11,801,858
                                                                                                 ===========


                          LIABILITIES AND STOCKHOLDERS' EQUITY
                          ------------------------------------
Current liabilities:
  Current portion of long-term debt and capital lease obligation..............................   $    41,892
  Accounts payable............................................................................     1,402,571
  Accrued liabilities.........................................................................       903,367
  Customer deposits...........................................................................        50,000
  Deferred maintenance revenues...............................................................       699,699
  Deferred gross profits......................................................................       446,158
                                                                                                 -----------
    Total current liabilities.................................................................     3,543,687
                                                                                                 -----------
Long-term debt and capital lease obligation, net of current portion...........................     1,887,882
                                                                                                 -----------
Commitments and contingencies (Note 9)
Stockholders' equity:
  Preferred stock, $.001 par value: 1,000,000 shares authorized, none issued or outstanding               --
  Common stock, $.001 par value: 20,000,000 shares authorized, 3,991,654 shares issued
    and outstanding...........................................................................         3,992
Additional paid-in capital....................................................................     5,871,083
Retained earnings.............................................................................       586,229
Advance to stockholder........................................................................       (40,536)
Deferred compensation.........................................................................       (50,479)
                                                                                                 -----------
    Total stockholders' equity................................................................     6,370,289
                                                                                                 -----------
                                                                                                 $11,801,858
                                                                                                 ===========

       The accompanying notes are an integral part of this balance sheet.

                                 HELISYS, INC.

                            STATEMENTS OF OPERATIONS

                                                                            FOR THE YEAR ENDED
                                                                   ----------------------------------
                                                                        JULY 31,           JULY 31,
                                                                          1995               1996
                                                                   -------------------   ------------
Net sales.......................................................          $11,475,834    $12,322,291
Cost of sales...................................................            5,707,871      6,612,206
                                                                          -----------    -----------
    Gross profit................................................            5,767,963      5,710,085
                                                                          -----------    -----------
Operating expenses:
  Selling, general and administrative...........................            3,495,468      4,857,033
  Research and development......................................            1,396,639      2,029,849
                                                                          -----------    -----------
                                                                            4,892,107      6,886,882
                                                                          -----------    -----------
    Income (loss) from operations...............................              875,856     (1,176,797)
                                                                          -----------    -----------
Other income (expense):
  Interest income...............................................               15,729         62,733
  Interest expense..............................................             (134,210)      (229,631)
                                                                          -----------    -----------
                                                                             (118,481)      (166,898)
                                                                          -----------    -----------
    Income (loss) before provision (benefit) for income taxes...              757,375     (1,343,695)
Provision (benefit) for income taxes............................              245,000       (457,000)
                                                                          -----------    -----------
    Net income (loss)...........................................          $   512,375    $  (886,695)
                                                                          ===========    ===========

Earnings (loss) per common share:
    Net income (loss) per common share..........................          $       .19    $      (.28)
                                                                          ===========    ===========
    Weighted average number of common shares....................            2,700,000      3,200,000
                                                                          ===========    ===========


   The accompanying notes are an integral part of these financial statements.

                                 HELISYS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1995 AND 1996

                                                        COMMON STOCK
                                    COMMON STOCK         SUBSCRIBED       ADDITIONAL                  ADVANCE
                                ------------------   ------------------    PAID-IN      RETAINED        TO         DEFERRED
                                 SHARES     AMOUNT     SHARES    AMOUNT    CAPITAL      EARNINGS    STOCKHOLDER  COMPENSATION
                                ---------   ------   ---------   ------   ----------    ----------  -----------  ------------
Balance at July 31, 1994.....   2,486,188   $2,486    213,812    $  214   $   32,945    $  960,549  $        --  $         --
  Net income.................          --       --         --        --           --       512,375           --            --
  Common stock issued to
     employees...............     159,116      159   (159,116)     (159)          --            --           --
                                ---------   ------   ---------   -------  ----------    ----------  -----------  ------------

Balance at July 31, 1995.....   2,645,304    2,645     54,696        55       32,945     1,472,924           --            --
  Net loss...................          --       --         --        --           --      (886,695)          --            --
  Common stock issued in
     connection with initial
     public offering, net....   1,266,111    1,267         --        --    5,674,728            --           --            --
  Issuance of subscribed
     shares..................      54,696       55    (54,696)      (55)          --            --           --            --
  Common stock issued to
     employees under stock
     purchase plan...........      25,543       25         --        --       75,965            --           --            --
  Advance to stockholder.....          --       --         --        --       18,750            --      (40,536)           --
  Deferred compensation on
     stock options awarded
     to employees............          --       --         --        --       68,695            --           --       (68,695)
  Amortization of deferred
     compensation on stock
     options awarded to
     employees...............          --       --         --         --          --            --           --        18,216
                                ---------   ------   --------    -------  ----------    ----------  -----------  ------------

Balance at July 31, 1996.....   3,991,654   $3,992         --    $    --  $5,871,083   $   586,229  $   (40,536) $    (50,479)
                                =========   ======   ========    =======  ==========   ===========  ===========  ============

                                   TOTAL
                                ----------
Balance at July 31, 1994.....   $  996,194
Net income.................        512,375
  Common stock issued to
     employees...............           --
                                ----------
Balance at July 31, 1995.....    1,508,569
  Net loss...................     (886,695)
  Common stock issued in
     connection with initial
     public offering, net....    5,675,995
  Issuance of subscribed
     shares..................           --
  Common stock issued to
     employees under stock
     purchase plan...........       75,990
  Advance to stockholder.....      (21,786)
  Deferred compensation on
     stock options awarded
     to employees............           --
  Amortization of deferred
     compensation on stock
     options awarded to
     employees...............       18,216
                                ----------
Balance at July 31, 1996.....   $6,370,289
                                ==========

  The accompanying notes are an integral part of these financial statements.

                                 HELISYS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                       FOR THE YEAR ENDED
                                                                             ----------------------------------
                                                                                  JULY 31,           JULY 31,
                                                                                    1995               1996
                                                                             ----------------      ------------
Cash flows from operating activities:
  Net income (loss).......................................................   $   512,375           $  (886,695)
  Adjustments to reconcile net income (loss) to net cash
    used in operating activities:
     Depreciation.........................................................       144,251               313,255
     Amortization of deferred compensation................................            --                18,216
     Noncash compensation to shareholder..................................            --                18,750
     Loss on disposition of property, plant and equipment.................            --                24,099
     Changes in operating assets and liabilities:
       Accounts receivable................................................    (1,285,548)              (67,878)
       Inventories........................................................      (461,674)             (882,596)
       Income tax receivable..............................................            --              (894,670)
       Prepaid expenses...................................................        16,060               (88,085)
       Deferred income taxes..............................................      (459,339)               (6,878)
       Other assets.......................................................        (3,960)                 (141)
       Accounts payable...................................................       569,948               119,861
       Accounts payable-related parties...................................      (134,230)                   --
       Accrued liabilities................................................       572,586                67,352
       Income taxes payable...............................................      (101,449)                   --
       Customer deposits..................................................        13,390              (433,820)
       Deferred gross profits.............................................       263,860                62,418
       Deferred maintenance revenues......................................       323,070               198,571
                                                                             -----------           -----------
          Net cash used in operating activities...........................       (30,660)           (2,438,241)
                                                                             -----------           -----------
Cash flows from investing activities:
  Purchases of property, plant and equipment..............................      (518,773)             (663,750)
                                                                             -----------           -----------
Cash flows from financing activities:
  Proceeds from notes payable.............................................       858,000                    --
  Payments on long-term debt..............................................      (877,072)              (30,830)
  Payments on capital lease obligation....................................       (15,252)              (23,214)
  Proceeds from initial public offering of common stock, net..............            --             5,675,995
  Proceeds from issuance of common stock under employee
    stock purchase plan...................................................            --                75,990
  Net advance to shareholder secured by common stock......................            --               (40,536)
                                                                             -----------           -----------
          Net cash (used in) provided by financing activities.............       (34,324)            5,657,405
                                                                             -----------           -----------
Net (decrease) increase in cash...........................................      (583,757)            2,555,414
Cash and cash equivalents, beginning of period............................       628,592                44,835
                                                                             -----------           -----------
Cash and cash equivalents, end of period..................................   $    44,835           $ 2,600,249
                                                                             ===========           ===========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest................................   $   134,210           $   229,631
  Cash paid during the period for income taxes............................       863,100               387,242

Supplemental disclosures of noncash financing and investing activities:
  Notes payable issued in connection with the
    purchase of land and building.........................................   $ 1,930,500                    --
  Equipment purchased under capital lease obligation......................        60,642                    --
  Deferred loan fees incurred in connection with
    refinancing a note payable............................................        27,000                    --

The accompanying notes are an integral part of these financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 1995 AND 1996

1.  DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    a. Organization

       Helisys, Inc.'s predecessor, Hydronetics, Inc., was incorporated in Illinois in 1985 to engage in Laminated Object Manufacturing research and development activities. Helisys, Inc. (the Company) was reincorporated in California in 1990. The Company designs, develops, manufactures and markets rapid prototyping machines that are used by design engineers and manufacturers to make physical models, industrial patterns, and prototypes directly from an engineer's or industrial designer's three-dimensional computer-aided design (3-D
CAD). The Company's rapid prototyping equipment utilizes the Company's proprietary Laminated Object Manufacturing (LOM) technology. The Company's LOM technology is a rapid prototyping technology that produces physical models, industrial patterns, and prototypes through the lamination of sheet-formed materials such as paper and plastic. The Company also sells the consumable materials used with its LOM systems. The principal markets for the Company's products are industrial manufacturing companies, custom prototype shops, and educational institutions worldwide.

    b. Significant Risk Factor

       The Company incurred a net loss of $886,695 for the fiscal year ended July 31, 1996, and is expected to incur additional losses subsequent to fiscal year 1996. The Company has also had recurring negative cash flows from operations of $30,660, and $2,438,241 for the years ended July 31, 1995 and 1996, respectively. Due in part to the losses during the fiscal year ended July 31, 1996, the Company was in violation of its bank line of credit facility. On November 4, 1996, the Company's lender withdrew the Company's line of credit. As of July 31, 1996, no amounts were outstanding under the line. On November 12, 1996, the Company obtained a commitment for a $1,500,000 line of credit from an investment banker and is exploring alternative financing arrangements (See Note
3).

       The ability of the Company to attain profitability is dependent, in part, upon market acceptance of its latest generation rapid prototyping machines (the LOM 2030H), as well as continued sales of materials and services, maintaining gross profit levels, controlling operating costs and the securing of an additional working capital bank credit facility as needed.

       If management's plans in connection with these matters are not successful, the Company will be required to scale back efforts in research and development and reduce certain selling, general and administrative expenses. In addition, the Company may be required to raise additional funds through public or private equity or debt financing. There can be no assurance that the Company's cash and cash equivalents, together with funds available under the $1,500,000 facility, will be sufficient to meet future operating requirements, or, if required, that additional financing will be available.

    c. Accounting Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingencies at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from estimated amounts.

    d. Inventories

       Inventories are stated at lower of cost (determined by first-in, first-out method) or market. Inventory costs include the cost of material, labor, and manufacturing overhead.

                                 HELISYS, INC.

  e. Property, Plant and Equipment

     Property, plant and equipment are recorded at cost. Additions and betterments are capitalized. Maintenance and repairs are charged directly to expense as incurred. When assets are disposed, the related cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are included in the statements of operations. Depreciation is provided using the straight-line method over the following estimated useful lives:


     Building and improvements......................      30 years
     Office furniture and equipment.................  3 to 5 years
     Machinery and equipment........................  3 to 5 years


     The Company estimates depreciation on property, plant and equipment based on estimated useful lives. The actual useful lives and recoverability of values of property, plant and equipment may vary from the Company's estimates. In the event that future facts and circumstances indicate that the cost of property, plant and equipment may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

  f. Revenue Recognition

     Revenue from the sale of rapid prototyping systems and related products is recognized upon shipment and satisfaction of significant customer requirements. During fiscal years ended July 31, 1995, and prior, the Company shipped certain rapid prototyping systems to customers, subject to agreements providing the rights to exchange the systems for upgraded versions. In instances where units are shipped subject to such exchanges, gross profits are deferred until the exchange is completed or the right to exchange has expired. Revenue from annual product maintenance and warranty contracts is recognized ratably over the contract period (generally, 12 months).

     Deferred gross profits consist of the following at July 31, 1996:


       Deferred revenues............................    $ 581,518
       Deferred costs...............................     (135,360)
                                                        ---------
                                                        $ 446,158
                                                        =========

  g. Concentration of Credit Risk

     Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents and trade receivables.

     The Company maintains its cash and cash equivalents in bank accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company does not believe it is exposed to any significant credit risk on cash and equivalents.

     The Company grants credit to domestic and foreign customers. Credit is extended based on an evaluation of each customer's financial condition. To reduce credit risk in connection with sales of LOM systems, the Company may, depending upon the circumstances, require deposits prior to shipment and may retain a security interest in the LOM equipment until fully paid. The Company often requires international customers to furnish letters of credit. To date, the Company has not incurred any significant credit related losses. Exposure to losses on receivables is principally dependent on each customer's financial condition. The Company monitors its exposure for credit losses and maintains allowances for anticipated losses. The actual credit losses experienced by the Company may vary from its allowances for anticipated losses.

                                 HELISYS, INC.

     The Company's customers are dispersed across various geographic areas. The Company does not believe there is significant credit risk concentration in any single geographic area (see Notes 10 and 16).

  h. Research and Development Costs

     Research and development costs are expensed as incurred except for those costs that are reimbursable under specific contracts. As of July 31, 1995 and 1996, the Company had one significant research and development contract in process. The contract provides for cost reimbursement plus a fixed fee and is performed on a best efforts basis with no guarantee of ultimate success. Costs related to research and development contracts are included in inventory and charged to cost of sales upon recognition of the related revenues. Revenues on research and development contracts are recognized as work is performed and is estimated based on the relationship of cost incurred to date to total estimated costs to be incurred on the contract. These estimates are subject to the Company's progress and could materially vary from time to time. Costs incurred and gross profit recognized on research and development contracts are as follows:

                                          JULY 31,   JULY 31,
                                            1995       1996
                                          --------   --------
     Cost incurred to date.............   $352,000   $809,000
                                          ========   ========
     Gross profit recognized to date...   $ 33,000   $ 73,000
                                          ========   ========

  i. Income Taxes

     Income taxes are accounted for by the asset and liability approach in accordance with SFAS No. 109, "Accounting for Income Taxes." Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates if and when those changes are enacted. The provision (benefit) for income taxes represents the total of income taxes paid or payable (receivable) for the current year, plus the change in deferred taxes during the year.

  j. Cash and Cash Equivalents

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. This caption includes cash and short-term money funds.

  k. Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 121, "Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of," in March 1995. SFAS No. 121 is effective for financial statements for fiscal years beginning after December 15, 1995. SFAS No. 121 is not expected to have a material effect on the Company's financial statements.

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." Under SFAS No. 123, companies have the option to implement a fair value-based accounting method or continue to account for employee stock options and stock purchase plans as prescribed by Accounting Principles Board Opinion (APB) No. 25, "Accounting for Stock Issued to Employees." Companies are permitted to continue using the method of accounting described in APB No. 25 but are required to disclose pro forma net income and earnings per share determined as if the fair value method of SFAS No. 123 had been used to

                                 HELISYS, INC.

measure compensation cost. SFAS No. 123 is effective for financial statements for fiscal years beginning after December 15, 1995. The Company has not made a determination as to whether it will adopt the new fair value accounting rules. The Company has not assessed the impact on net income (loss) and earnings (loss) per share of adopting the new fair value accounting rules.

  l. Stock Split

     As described in Note 14, in November 1995 the Company effected a 2,486.188-for-one split of its common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split and the corresponding change in par value.

  m. Net Income (Loss) Per Common Share

     Net income (loss) per share of common stock is computed based upon the number of shares of common stock outstanding. All shares are treated as outstanding in determining earnings (losses) per share for all periods presented. No effect has been given to options outstanding under the Company's stock incentive plans as no material dilutive effect would result from the exercise of these options.

2.  INVENTORIES

     Inventories consist of the following at July 31, 1996:

       Raw materials............................   $  514,975
       Work-in-process..........................      865,345
       Finished systems.........................      473,467
       Field engineering parts and components...      433,410
                                                   ----------
                                                   $2,287,197
                                                   ==========

3.  LINE OF CREDIT

     The Company had a revolving line of credit facility with a bank (the Facility) which would have expired in January 1997. At July 31, 1996, the Facility bore interest at the bank's prime rate of interest (8.25 percent at July 31, 1996), plus one-half of one percent. Borrowings under the Facility were limited to $3,000,000, including amounts outstanding under any standby letters of credit. At July 31, 1996, the Company had no outstanding borrowings on the line.

     The Facility was collateralized by substantially all assets of the Company, except for land and the building which serves as a warehouse facility and corporate offices. Under the Facility, the Company was subject to certain financial covenants. The major financial covenants included requirements for maintaining defined levels of tangible net worth and working capital, as well as various ratios, including the current ratio and the senior liabilities to tangible net worth ratio.

     The Company did not comply with certain financial covenants at July 31, 1996, and accordingly, had received waivers with respect to such covenants from its bank for periods up to and including July 31, 1996. On November 4, 1996, the lender withdrew the availability of the facility. The Company is pursuing renegotiations of the existing credit facility as well as exploring alternative financing arrangements (see Note 1). On November 12, 1996, the Company obtained a commitment for an unsecured, $1,500,000 line of credit agreement from an investment banker. The agreement has no financial covenants. Amounts advanced under the line of credit bear interest at the rate of 10 percent annually. Additionally, the Company is required to pay points equal to three percent of all amounts advanced under the facility at the time such advances are made. All amounts advanced under the line of credit are due, together with interest, one year from the date of the advances. Additionally, the line will be available until the earlier of (i) such date that the Company obtains a new bank revolving credit facility or (ii) July 31, 1997. As consideration for extending credit, the lender will receive five year warrants to purchase 50,000 shares of the Company's stock at a strike price of $2.75 per share. Additional consideration of 50,000 warrants to purchase the Company's stock at $2.75 per share will be granted the lender for each $500,000 increment advanced under the line (See Note
15).

                                 HELISYS, INC.

4.  ACCRUED LIABILITIES

     Accrued liabilities consist of the following at July 31, 1996:

       Accrued commissions............   $113,069
       Accrued salaries and bonuses...     59,325
       Accrued vacation...............    132,919
       Accrued warranty...............    455,583
       Other accrued liabilities......    142,471
                                         --------
                                         $903,367
                                         ========

5.  LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

     During October 1994 the Company exercised an option to purchase land and the building which serves as a warehouse facility and corporate offices. The total purchase price aggregated $2,095,000, of which $1,930,500 was funded by bank borrowings evidenced by two notes payable secured by a first and second trust deed. Subsequent to the purchase, one of the notes aggregating $858,000 was refinanced by the Company with funds received from the United States Small Business Administration.

     Additionally, the Company leases certain equipment under a noncancellable capital lease. Below is a summary of the equipment which have been capitalized and included in property, plant and equipment in the accompanying balance sheet at July 31, 1996:

       Cost........................................................  $   60,642
       Less:  Accumulated depreciation.............................      38,744
                                                                     ----------
                                                                     $   21,898
                                                                     ==========

     Long-term debt and the capital lease obligation consist of the following as of July 31, 1996:

     Note payable to bank, due November 1, 2009.  The note bears interest at an annual rate of 9.47 percent with principal and interest payments of
       $9,484 per month through November 1, 2009, and all unpaid principal balance due at maturity.  Secured by deed of trust and other assets, as
       defined by the note, and guaranteed by the majority stockholder...............................   $1,051,983
     Note payable to U.S. Small Business Administration, due February 1, 2015.
       Interest accrues at 8.224 percent per year.  Monthly principal and
       interest payments are $7,955.  Secured by second trust deed...................................      855,614
     Capital lease obligation, maturing in November 1997.  Secured by certain equipment.  Payable in quarterly installments, including principal and
       interest, of $5,940.  The loan bears interest at 11.47 percent per year.......................       24,067
                                                                                                        ----------
                                                                                                         1,931,664
     Less:  Amount representing interest included in capital lease obligation........................        1,890
                                                                                                        ----------
                                                                                                         1,929,774
     Less:  Current portion..........................................................................       41,892
                                                                                                        ----------
                                                                                                        $1,887,882
                                                                                                        ==========

                                 HELISYS, INC.

Subsequent to July 31, 1996, the Company entered into a $300,000 line of credit agreement with a financial institution for purposes of leasing capital equipment. There were no amounts outstanding under the line at October 1, 1996. The credit agreement requires monthly repayment of outstanding principal amounts over a twenty-four month term and the annual interest rate is based on a three-year treasury rate.


     Future minimum principal payments for long-term debt and the capital lease obligation at July 31, 1996, are as follows:


       1997...................................   $   41,892
       1998...................................       42,400
       1999...................................       42,004
       2000...................................       45,831
       2001...................................       50,010
       Thereafter.............................    1,707,637
                                                 ----------
                                                 $1,929,774
                                                 ==========

     The note payable to the U.S. Small Business Administration provides for a prepayment penalty in the event the note is prepaid before the maturity date, as defined under the agreement.

6.  INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                JULY 31,     JULY 31,
                                                  1995         1996
                                               ---------    ---------
     Current:
       Federal..............................   $ 568,682    $(450,122)
       State................................     135,657           --
                                               ---------    ---------
                                                 704,339     (450,122)
                                               ---------    ---------
     Deferred:
       Federal..............................    (365,050)      (6,878)
       State................................     (94,289)          --
                                               ---------    ---------
                                                (459,339)      (6,878)
                                               ---------    ---------
     Provision (benefit) for income taxes...   $ 245,000    $(457,000)
                                               =========    =========

     The tax effects of temporary differences that give rise to significant portions of the deferred tax asset are as follows:

                                                              JULY 31,
                                                                1996
                                                              --------

       Allowance for doubtful accounts.....................   $ 47,993
       Inventory adjustments...............................     87,575
       Depreciation........................................    (17,841)
       Accrued expenses....................................    248,747
       Deferred gross margins..............................    179,079
       Net operating loss carryforward.....................     13,312
                                                              --------
                                                               558,865
       Less valuation allowance............................    (13,312)
                                                              --------
                                                              $545,553
                                                              ========

                                 HELISYS, INC.

     The valuation allowance relates to deferred tax assets established under SFAS No. 109 for state net operating loss carryforwards of $13,312. These unutilized loss carryforwards, which will expire through July 31, 2001, will be carried to future years for possible utilization. No benefit for these carryforwards has been recognized in the financial statements. No other valuation allowances were deemed necessary as all deductible temporary differences will be utilized primarily by carryback to prior years' taxable income or as charges against reversals of future taxable temporary differences. Due to the carryback of the current years' loss to the previous year, the Company will recover the maximum amount refundable for taxes it has paid.

     Although the Company believes that it is probable that net deferred tax assets of $545,553 will be realized on future tax returns, the deferred tax assets may not be realized if the Company does not generate future taxable income, if the operating loss carryforwards expire, or if changes in tax laws are enacted.

     The reconciliations of the overall effective tax rate to the Federal statutory rate of 34% are as follows:


                                                                         JULY 31,     JULY 31,
                                                                           1995         1996
                                                                         ---------   ----------
       Federal income tax provision (benefit).........................     34.0 %      (34.0)%
       State income tax provision (benefit), net of federal benefit...      5.5           --
       Research and development credit................................     (9.3)          --
       Other (including permanent differences)........................      2.1           --
                                                                           ----        -----
       Effective income tax provision (benefit).......................     32.3 %      (34.0)%
                                                                           ====        =====

7.  FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The fair value of long-term debt and capital lease obligations approximates recorded value because there have not been any significant changes in market conditions or specific circumstances since the instruments were recorded at fair value.

8.  RELATED PARTY TRANSACTIONS

     A stockholder of the Company owns 50% of a firm that provided consulting services to the Company during the fiscal years ended July 31, 1995 and 1996. The Company paid such firm aggregate fees and reimbursed expenses of $76,125 and $106,935 in each of the fiscal years ended July 31, 1995 and July 31, 1996, respectively.

     A director of the Company provided consulting services to the Company during the fiscal year ended July 31, 1996. The fees paid to the director totaled $32,128 during the fiscal year ended July 31, 1996.

     A stockholder of the Company was the president of a sales agency which represented the Company prior to the stockholder's joining the Company as an employee. The total fees paid to this sales agency totaled $23,997 and $60,036 during each of the years ended July 31, 1995, and July 31, 1996, respectively.

                                 HELISYS, INC.

9.  COMMITMENTS AND CONTINGENCIES

    a. Operating Leases


       The Company leases certain facilities and certain equipment under noncancellable operating lease agreements which expire at various dates through March 1999.

       A schedule of future minimum lease payments under noncancellable operating leases at July 31, 1996, is as follows:

       1997.......................................   $61,639
       1998.......................................    24,867
       1999.......................................     2,479
                                                     -------
                                                     $88,985
                                                     =======

       Rental expense for the years ended July 31, 1995 and 1996, amounted to $30,555 and $64,797, respectively.

    b. Legal Proceedings


       The Company is subject to various legal actions arising out of the conduct of its business, including those actions related to patent infringement. No amounts were accrued for these actions at July 31, 1996. An opposition has been filed against the Company's European patent. However, the Company expects that the European patent will be upheld. The Company has also been advised that there is significant "prior art" in the United States relating to the LOM process. Any finding that patent claims with respect to Company's LOM process are invalid could have a material adverse effect on the Company's operations. However, the Company believes that the results of any pending legal proceedings will not have a material adverse effect on the Company's operations.


10.  MAJOR CUSTOMERS

       During the year ended July 31, 1996, $1,878,575 (15%) of the Company's revenues were from one customer. At July 31, 1996, accounts receivable included balances of $221,264 from this major customer.

       The Company sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition and operations of these distributors deteriorate below critical levels, the Company's operating results could be adversely affected. One distributor receivable balance represented 16 percent of total accounts receivable at July 31, 1996.

11.  MAJOR SUPPLIER

       Certain paper products used in the Company's LOM systems are purchased from a sole vendor under an exclusive arrangement. Although the Company believes that other sources of supply of paper with attributes similar to the paper exists, the Company believes that it would not be able to secure an alternate supply in the short-term. The unanticipated loss of the Company's sole source of supply of paper would have a material adverse effect on the Company's results of operations unless and until an alternate source of supply of paper with similar attributes could be obtained.

                                 HELISYS, INC.
                 NOTES TO FINANCIAL STATEMENTS -- (CONTINUED)

12.  COMPENSATION PLANS

     a. 1995 Stock Incentive Plan

        The Company adopted a Stock Incentive Plan (the Plan) in October 1995, and has reserved 200,000 shares of the Company's common stock for issuance pursuant to the plan.

     Under the Plan, the Executive Committee is authorized to grant options to purchase shares of common stock, including options qualifying as "incentive stock options" under Section 422 of the Internal Revenue Code of 1986, as amended, and options that do not so qualify (Nonstatutory Options).

     No stock option may be exercised after ten years from the date of grant and all incentive stock options granted to a 10% stockholder shall expire within five years from the date of grant. The purchase price of common stock subject to an incentive stock option shall not be less than 100% of the fair market value of such common stock on the date of grant unless such incentive stock option is granted to a 10% stockholder, in which case, the purchase price shall not be less than 110% of the fair market value of such common stock on the date of grant. Nonstatutory Options will have an exercise price determined by the Executive Committee, but shall not be less than 85% of the fair market value of such common stock on the date of grant.

     The following table summarizes the activity in the plan for the periods indicated:

                                         OPTIONS      EXERCISE PRICE
                                       OUTSTANDING      PER SHARE
                                       ------------   --------------
     Outstanding at July 31, 1995...            --                --
       Granted......................       159,670         2.50-5.50
       Canceled.....................        (7,270)        4.09-5.50
       Exercised....................            --                --
                                           -------         ---------
     Outstanding at July 31, 1996...       152,400         2.50-5.50
                                           =======         =========

     At July 31, 1996, 11,100 options were exercisable, and 47,600 options were available for granting under the Plan.

  b. 1995 Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995, covering an aggregate of 100,000 shares of common stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by six-month offering periods with purchases occurring at six-month intervals. The Purchase Plan will be administered by the Executive Committee of the Board of Directors of the Company. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period or the applicable purchase date. The Purchase Plan will terminate in December 2005. At July 31, 1996, 25,543 shares had been purchased, and 74,457 shares were available for purchase under the Purchase Plan.

13.  EMPLOYEE BENEFIT PLAN

     In July 1995, the Company adopted a 401(k) profit sharing plan (the Plan) for its employees. To be eligible, full time employees must be at least 21 years of age. Participants may contribute up to 15% of compensation, as defined by the Plan. Participants' contributions are fully and immediately vested and non-forfeitable.

                                 HELISYS, INC.

14.  COMMON STOCK ISSUED AS COMPENSATION

     During fiscal year 1992, the Company granted two executives 159,116 shares of common stock as compensation. These shares were issued to the executives during the fiscal year ended July 31, 1995. The shares of common stock awarded were subject to restrictions on transfer and were subject to risk of forfeiture until vested over a specified period of time. The shares were also subject to forfeiture and reversion by the Company in the event of specified events. The cost of stock awards was determined at the date of grant. At such date, the stock awards were considered to have nominal value.

15.  STOCKHOLDERS' EQUITY

     On October 30, 1995, the Board of Directors of the Company approved a 2,486.188-for-one split of the Company's common stock, which took effect in November 1995. The stockholders approved a proposal to amend the Company's articles of incorporation to increase the number of authorized shares from 1,000,000 to 20,000,000, of which 2,700,000 were issued and outstanding at July 31, 1995, and 300,000 were reserved for issuance under the Company's employee stock purchase and incentive plans (see Note 11). The stated par value of each share was changed from no par value to $.001 in connection with the stock split.

     The Company reincorporated in the State of Delaware effective in November 1995. In connection with the reincorporation, the Board of Directors and shareholders approved an amendment to the articles of incorporation to authorize 1,000,000 shares of $.001 par value preferred stock. The Board of Directors is authorized to issue preferred stock in one or more series and to fix the powers, designations, preferences and rights of each series. All references to preferred stock in the accompanying financial statements reflect the November 1995 authorization for this class of stock.

     On March 12, 1996, the Company consummated its initial public offering of 1,200,000 shares of common stock and received net proceeds of approximately $6,000,000 prior to the payment of legal, accounting and other fees in the aggregate amount of approximately $660,000 incurred in connection therewith.

     In connection with the initial public offering, the Company and a stockholder of the Company granted the Company's underwriters a 45-day option to purchase up to 170,000 and 10,000 additional shares of common stock, respectively, to cover over-allotments, if any, on the terms and conditions as set forth in the Company's prospectus. On April 23, 1996, the Company issued 66,111 shares to its underwriters upon their exercise of this option, and received net proceeds of approximately $330,000 after deduction of associated expenses.

     Pursuant to the Company's initial public offering in March 1996, the Company issued 84,000 warrants to its underwriters at an exercise price of $6.60 per share, exercisable in March 1997 and expiring in March 2001. None of these warrants have been exercised as of July 31, 1996.

     On November 12, 1996, the Company entered into an unsecured $1,500,000 line of credit facility with an investment banker. In consideration for the commitment, the Company issued 50,000 warrants to the lender at an exercise price of $2.75 per share, exercisable immediately and expiring in November 2001. For each $500,000 increment advanced to the Company, an additional 50,000 warrants at an exercise price of $2.75 per share, exercisable immediately and expiring five years from the date of issuance, will be issued to the lender.

16.  PRODUCT RELIABILITY MATTERS

     Since 1992 when the Company commenced production of its first-generation LOM 2030's, there have been reported instances of fires occurring within the cabinets of these systems. The Company believes that such fires may have resulted when the cutting laser beam accidentally came in contact with a loose, unbonded piece of paper which had been improperly fed into the LOM system. To address this problem, the Company has developed and is testing flame resistant paper and has changed the design of its LOM systems to decrease the likelihood that paper material will become loose and ignite during the LOM process. Since the development of the new product, no cases of fire have been reported.

                                 HELISYS, INC.

     The Company determined that it will modify its first-generation LOM 2030's to substantially reduce the likelihood that burning material will be pulled outside of the LOM cabinet. The Company estimates the costs of performing the modifications to be approximately $239,000 and has accrued this amount as of July 31, 1996. The ultimate costs of modifying the machines to adequately address the aforementioned problem may vary materially from the Company's estimate.

     The Company has not taken any specific actions or expended any of the amounts accrued to perform the necessary modifications. Although the Company carries product liability insurance coverage, if the Company fails to perform the necessary modifications, the insurance carrier may assert certain defenses over the extent of such coverage in the event the Company experiences product liability claims resulting from the occurrence of fires in the systems. No amount has been accrued for this contingency.

17.  GEOGRAPHICAL SALES INFORMATION

     All of the Company's assets are devoted to the manufacture and sale of LOM systems, together with related supplies and services.

     Summarized sales data for the Company are as follows:

                                      NORTH
                                     AMERICA      EUROPE       JAPAN        OTHER        TOTAL
                                   ----------   ----------   ----------   ----------   -----------
     For the year ended July 31,
      1995

         Products...............   $5,464,648   $1,895,007   $1,051,455   $1,129,682   $ 9,540,792
         Supplies and services..    1,434,947      348,540       45,710      105,845     1,935,042
                                   ----------   ----------   ----------   ----------   -----------
                                   $6,899,595   $2,243,547   $1,097,165   $1,235,527   $11,475,834
                                   ==========   ==========   ==========   ==========   ===========

     For the year ended July 31,
      1996

         Products...............   $3,583,429   $3,440,716   $1,652,823   $  853,470   $ 9,530,438
         Supplies and services..    1,600,439      860,803      124,792      205,819     2,791,853
                                   ----------   ----------   ----------   ----------   -----------
                                   $5,183,868   $4,301,519   $1,777,615   $1,059,289   $12,322,291
                                   ==========   ==========   ==========   ==========   ===========
