Form 10KSB/A
period 1996-07-31
HELISYS INC
filed 1996-11-27
CIK 1003641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                      ----------------------------------

                                 FORM 10-KSB/A
(Mark One)
     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the fiscal year ended July 31, 1996

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from __________ to __________

                         Commission file number 0-27286

                      ----------------------------------

                                 HELISYS, INC.
                (Name of Small Business Issuer in its charter)

           Delaware                                 95-4552813
  (State or other jurisdiction                    (I.R.S. Employer
of incorporation or organization)                Identification No.)

24015 Garnier Street, Torrance, California              90505
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

     Issuer's revenues for its most recent fiscal year were $12,322,291.

     As of October 21, 1996, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $3,946,925.

     3,991,654 shares of Common Stock were outstanding at October 21, 1996.


                      ----------------------------------

                              Page 1 of  11 Pages

                               TABLE OF CONTENTS



                                                                                Page
                                                                                ----

PART III

  Item 9.     Directors, Executive Officers, Promoters and Control
              Persons; Section 16(a) Beneficial Ownership Reporting
              Compliance......................................................    1

  Item 10.    Executive Compensation..........................................    3

  Item 11.    Security Ownership of Certain Beneficial Owners and
              Management......................................................    6

  Item 12.    Certain Relationships and Related Transactions..................    7

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

DIRECTORS

     Michael Feygin, 43, co-founded the Company's predecessor in 1985 and has served as Chairman of the Board, Chief Executive Officer and Chief Technical Officer since the Company's inception in 1990. Mr. Feygin developed the Laminated Object Manufacturing technology ("LOM") on behalf of the Company. Mr. Feygin completed his Master of Science degree in Mechanical Engineering in Moscow at the Technological Institute of Food Industry and earned a Master of Science degree at the Illinois Institute of Technology.

     Robert D. Crangle, 53, co founded the Company's predecessor in 1985 and served as Senior Vice President and Secretary of the Company from 1990 until October 1995, and has served as a Director of the Company since its inception in 1990. Mr. Crangle earned the Certified Management Consultant designation in 1980 and is also an attorney admitted to the bar in Massachusetts, Illinois, and Kansas. Mr. Crangle has been President of Rose & Crangle Ltd., a management consulting firm, since 1984, emphasizing in science policy as well as manufacturing operations and entrepreneurship. He has been a practicing attorney, emphasizing in business law, with the firm of Metz and Crangle since 1987. Mr. Crangle received a degree in Nuclear Engineering from Kansas State University and a law degree from Harvard Law School.

     Dave T. Okazaki, 48, has been Chief Financial Officer, Secretary and a Director of the Company since October 1995, and from March 1994 to October 1995 was Controller of the Company. Mr. Okazaki was Vice President of Finance and Administration at Superior Engineered products from July 1993 to March 1994. From May 1992 to June 1993, Mr. Okazaki concentrated on a private business venture to raise capital to fund the manufacturing of a desktop digital film recorder, and from December 1988 to April 1992, Mr. Okazaki served as Vice President of Cymbolic Sciences International, a manufacturer of automated inspection equipment, photoplotters and digital film recorders. Mr. Okazaki received a Bachelor of Science degree in Accounting from the University of Denver in August 1970.

     Louis A. Delmonico, 55, has been a director of the Company since March 1996. Since August 1994, Mr. Delmonico has been Vice Chairman of the Board of Directors of The MacNeal-Schwendler Corporation, a publicly traded mechanical engineering CAE software company. Mr. Delmonico was Chairman of the Board of Directors of PDA Engineering from August 1991 until August 1994, was Chief Executive officer of PDA Engineering from November 1989 until August 1994, and was president of PDA Engineering from November 1988 until November 1989. Mr. Delmonico also currently serves on the Board of Directors of several privately held companies. Mr. Delmonico received a Bachelor of Arts degree in Economics from St. John University and earned a Masters of Science in Consumer Behavior and a Ph.D. in Marketing at the University of Stockholm and the University of Uppsala in Sweden, respectively.

     Frederick M. Haney, 55, has been a Director of the Company since March 1996. Since May 1991, Mr. Haney has been President of The Venture Management Company, a management consulting firm specializing in strategic growth, technology transfer and the formation of new businesses, and has served as a member of the Board of Directors of Adaptive Solutions, Inc., a publicly traded developer and manufacturer of neural network and imaging processing computers. Since February 1996, Mr. Haney has also served as a Senior Vice President-- Private Equity for Cruttenden Roth Incorporated. From January 1984 until March 1991, Mr. Haney was Senior Vice President and Manager of West Coast Activities for 3i Ventures, a venture capital firm. Mr. Haney also currently serves on the Board of Directors of several privately held companies, as well as Rainbow Technologies, Inc., a publicly traded developer and manufacturer of security software. Mr. Haney received a Bachelor of Arts degree in Mathematics from Ohio Wesleyan University, a Masters of Science in Mathematics from Colorado State University and a Ph.D. in Computer Sciences from Carnegie-Mellon University.

EXECUTIVE OFFICER

     Jack Anderson, 58 has been Vice President - Worldwide Sales of the Company since June 1996. Mr. Anderson served as Director of Worldwide Sales and Service at Industrial Electronic Engineers Inc. from June 1994 until May 1996. From July 1992 until May 1994, Mr. Anderson served as Vice President-Worldwide Sales and Support of Sanyo Icon, Inc. and from January 1990 until June 1992, Mr. Anderson served as President of Supreme Connection, Inc., a private consulting firm. Mr. Anderson received a Bachelor of Science degree in Business Administration from the University of California, Los Angeles.

SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers and persons who own more than ten percent of a registered class of the Company's equity securities to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and ten-percent stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on the review of copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended July 31, 1996 the Company's officers, directors and ten-percent stockholders complied with all applicable Section 16(a) filing requirements.

ITEM 10.  EXECUTIVE COMPENSATION

                           SUMMARY COMPENSATION TABLE

                                                                                            Long-Term
                                                                                           Compensation
                                                                                       ---------------------
                                                    Fiscal                             Securities Underlying       Other Annual
                                                     Year       Salary       Bonus          Options (#)           Compensation(1)
                                                    ------   ------------   -------    ---------------------      ---------------
Michael Feygin
  Chief Executive Officer, President and Chief
  Technical Officer..............................     1996   $    159,614   $91,942                      --       $           --
                                                      1995         99,359    83,509                      --                   --
Michael Tsenter (2)
  Vice President-Sales/Marketing                      1996        115,000     8,338                      --                43,216
                                                      1995         65,903     3,623                      --                55,949
Jerome A. Janson
  Vice President-North American Sales............     1996        111,200       --                       --                23,607
                                                      1995         60,333     2,000                      --                89,588

Dave T. Okazaki..................................     1996         88,308    15,619                   22,600                  --
  Chief Financial Officer                             1995         83,867     6,709                      --                   --

Jack Anderson (3)................................
  Vice President-Worldwide Sales                      1996         20,708       --                    30,000                  --
                                                      1995            --        --                       --                   --
---------

(1)  Represents commissions earned.
(2)  Mr. Tsenter's employment with the Company terminated on July 31, 1996.
(3) Mr. Anderson commenced service as Vice President-Worldwide Sales of the Company in June 1996. His annual base salary is $125,000.

OPTION MATTERS

     Option Grants. The following table sets forth certain information concerning grants of stock options to each of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 1996.

                                 OPTION GRANTS IN LAST FISCAL YEAR


                                      % of Total
                                         Options
                                      Granted to
                          Options   Employees in  Exercise     Expiration
Name                      Granted    Fiscal Year  Price($/Sh)        Date
-------------------------------------------------------------------------------
Michael Feygin                 --            --           --           --
Michael Tsenter                --            --           --           --
Jerome A. Janson               --            --           --
Dave T. Okazaki             5,000           3.1%        2.50         7/8/06
                            5,000           3.1%        5.50         3/6/06
                           12,600           7.8%        4.09       11/22/09
Jack Andersen              30,000           1.9%    $   4.75         6/3/06

     Option Exercises. No options were exercised by any of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 1996.

     The following table includes the number of shares covered by both exercisable and unexercisable stock options as of July 31, 1996. None of the options reflected below were "in the money" at July 31, 1996 (i.e., with a positive spread between the closing sales price as reported by NASDAQ/NMS of $2.0625 per share of Common Stock as of July 31, 1996, and the exercise price of such stock options).

                    Aggregate Fiscal Year-End Option Values

                         Number of Unexercised
                              Options at
                          Fiscal Year-End
                 ----------------------------------
                 Exercisable          Unexercisable
                 -----------          -------------

Michael Feygin           --                     --
Michael Tsenter          --                     --
Jerome A. Janson         --                     --
Dave T. Okazaki        3,150                 19,450
Jack Andersen              0                 30,000

CONSULTING AGREEMENTS

     On November 1, 1995, the Company entered into a Consulting Agreement with L.A. Delmonico Consulting, Inc., a corporation of which Mr. Delmonico is the sole shareholder. Under the terms of this agreement, L.A. Delmonico Consulting, Inc. is paid $1,000 per full day and $150 per hour of consulting services performed on behalf of the Company.

     On April 1, 1996, the Company entered into a Professional Services Agreement with Mr. Crangle and Rose & Crangle, Ltd., a Kansas corporation of which Mr. Crangle is a 50% shareholder. Under the terms of this Agreement, Rose & Crangle is paid $6,000 per month for consulting services performed on behalf of the Company and the Company reimburses Rose & Crangle's expenses incurred in connection with performing such consulting services.

DIRECTOR COMPENSATION

     Each non-employee director is paid $1,500 for each Board meeting attended. The Company has and will continue to pay the expenses of its non-employee directors incurred in attending Board meetings. In addition, pursuant to the terms of the Company's 1995 Stock Incentive Plan, each non-employee director of the Company, so long as they beneficially own less than 1% of the outstanding Common Stock of the Company, including any outstanding options to purchase Common Stock which are exercisable within 60 days of the date of grant, will be granted nonstatutory options to purchase 6,000 shares of Common Stock, at fair market value on the date of commencement of service on the Company's Board of Directors and every four years thereafter, provided that all unvested options shall terminate upon the termination of the non-employee director's service on the Board of Directors. All options granted to non-employee directors under the Company's 1995 Stock Incentive Plan become 25% exercisable on the date of grant and become exercisable at the rate of 25% every 12 months thereafter.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of July 31, 1996, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

                                                  SHARES
                                               BENEFICIALLY
        NAME AND ADDRESS OF                     OWNED (1)
                                        ------------------------
         BENEFICIAL OWNER               NUMBER           PERCENT
      ------------------------          ------           -------

Michael Feygin (2)(3)................   1,993,260           49.9%

Rose & Crangle, Ltd..................     372,928            9.3%
Robert D. Crangle (4)
  102 E. Lincoln Avenue
  Lincoln, Kansas  67455

Michael Tsenter (5)..................      82,558            2.1%

Jerome A. Janson.....................      50,807            1.3%
  1091 Centre, Suite 200
  Auburn Hills, Michigan  48326

Dave T. Okazaki (2)(6)...............       4,150              *

Jack Andersen (2)....................           0              *

Louis A. Delmonico (7)...............       2,500              *
  6907 Avenida de Santiago
  Anaheim Hills, California  92804

Frederick M. Haney (8)...............       1,500              *
  3433 Paseo del Campo
  Palos Verdes Estates,
  California  90274

All directors and executive officers
as a group (6) persons (9)...........   2,507,703           62.7%
                                                            -----

________________
*Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of July 31, 1996, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) The address of such stockholder is c/o Helisys, Inc., 24015 Garnier Street, Torrance, California 90505.

(3) Does not include 120,000 shares held in irrevocable trust for the benefit of Mr. Feygin's children, over which Mr. Feygin disclaims beneficial ownership.

(4) The shares shown are owned of record by Rose & Crangle, Ltd., a Kansas corporation ("Rose & Crangle") and management consulting firm, Robert Crangle, a Director of the Company, owns 50% of the shares of Rose & Crangle, Mr. Crangle's spouse owns the remaining 50% of the shares of Rose & Crangle. However, pursuant to an arrangement entered into between Mr. Crangle and Rose & Crangle, Mr. Crangle is entitled to vote 100% of the shares of the Company owned of record by Rose & Crangle.

(5)  Mr. Tsenter's employment with the Company terminated on July 31, 1996.

(6) Includes of 3,150 shares subject options exercisable within 60 days of July 31, 1996.

(7) Includes of 1,500 shares subject to options exercisable within 60 days of July 31, 1996.

(8) Includes of 1,500 shares subject to options exercisable within 60 days of July 31, 1996.

(9) Includes directors' and executive officers' shares listed above, including 6,150 shares subject to options exercisable within 60 days of July 31, 1996.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert D. Crangle, a director of the Company, owns 50% of the outstanding equity of Rose & Crangle, Ltd., a management consulting firm that provides a professional consulting services to the Company. Such services include the administration of research grants, preparation of business plans and other documents, and certain contractual and other matters. The Company paid Rose & Crangle, Ltd. aggregate fees and reimbursed expenses of $76,125 in the fiscal year ended July 31, 1995 and $106,935 in the fiscal year ended July 31, 1996 for such services, the majority of which were performed by Mr. Crangle.

     Jerome A. Janson, the Company's Vice President-North American Sales, was the President of Paradigm, Inc., a Michigan sales agency, which represented the Company prior to Mr. Janson's joining the Company. The total fees paid to Paradigm, Inc. totaled $60,036 in the fiscal year ended July 31, 1996.

     In connection with the acquisition of its facility in Torrance, California, the Company entered into a loan agreement with Bank of America in the aggregate amount of $1,930,500, which amount is collateralized by the facility and personally guaranteed by Michael Feygin.

     The Company believes that all of the transactions set forth above were made on terms no less favorable to the Company than could otherwise be obtained from unaffiliated third parties. In the future, the Company will not enter into any transaction with its officers and directors unless such transaction is approved by the independent directors of the Company.

     The Company's Restated Certificate of Incorporation provides that, pursuant to Delaware Law, directors of the Company shall not be liable for monetary damages for breach of the directors' fiduciary duty of care to the Company and its stockholders. This provision does not eliminate the duty of care, and in appropriate circumstances equitable remedies such as injunctions or other forms of non-monetary relief remain available under Delaware Law. In addition, each director will continue to be subject to liability for breach of the director's duty of loyalty to the Company, for acts or omissions not in good faith or involving intentional misconduct, for knowing violations of law, for actions leading to improper personal benefit to the director and for payment of dividends or approval of stock repurchases or redemptions that are unlawful under Delaware Law. The provision also does not affect a director's responsibility under any other law, such as the federal securities laws. The Company has entered into Indemnification Agreements with each of its officers and directors that obligate the Company to indemnify them as permitted by applicable law.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated: November 26, 1996            HELISYS, INC.
                                    (Registrant)


                                    By: \s\  DAVE T. OKAZAKI
                                        --------------------------------
                                        Its:  Chief Financial Officer