Form 10QSB
period 1996-10-31
HELISYS INC
filed 1996-12-16
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1996

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _____________ TO ______________.

                         Commission file number 0-27286

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

                                 NOT APPLICABLE
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                         YES [X]    NO [_]

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

                Class                   Outstanding at October 31, 1996
                -----                   -------------------------------

     Common Stock, $.001 par value                 3,991,654

                               Page 1 of 12 Pages
                            Exhibit Index on Page 12

                                 HELISYS, INC.
                              INDEX TO FORM 10-QSB

Part I.  FINANCIAL INFORMATION                                       Page Number
       Item 1.   Financial Statements

              Balance Sheets as of July 31, 1996 (audited),
              and October 31, 1996 (unaudited).....................         3

              Statements of Operations (unaudited) for the three
              months ended October 31, 1995 and 1996...............         5

              Statements of Cash Flows (unaudited) for the three
              months ended October 31, 1995 and 1996...............         6

              Notes to Financial Statements........................         7

       Item 2.   Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............         7

Part II.      OTHER INFORMATION

       Item 1.   Legal Proceedings.................................        10

       Item 6.   Exhibits and Reports on Form 8-K..................        10

SIGNATURES.........................................................        11

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                              July 31,      October 31,
                                                                                1996           1996
                                                                            -----------    -----------
                                                                             (audited)     (unaudited)
ASSETS

Current assets:
  Cash and cash equivalents..............................................   $ 2,600,249    $ 1,571,728
  Accounts receivable, net of allowance for doubtful accounts of $120,000
   as of July 31, 1996, and $203,000 as of October 31, 1996..............     2,408,315      1,607,947
  Inventories............................................................     2,287,197      2,655,315
  Income taxes receivable................................................       894,670      1,275,367
  Prepaid expenses.......................................................       146,061        227,676
  Deferred income taxes..................................................       545,553        388,553
                                                                            -----------    -----------
   Total current assets..................................................     8,882,045      7,726,586
                                                                            -----------    -----------
Property, plant and equipment
  Land...................................................................       838,000        838,000
  Building and improvements..............................................     1,344,122      1,344,122
  Office furniture and equipment.........................................       471,130        538,285
  Machinery and equipment................................................       695,693        701,675
                                                                            -----------    -----------
                                                                              3,348,945      3,422,082
  Less-Accumulated depreciation..........................................      (460,233)      (549,571)
                                                                            -----------    -----------
                                                                              2,888,712      2,872,511
                                                                            -----------    -----------
Other assets.............................................................        31,101         26,972
                                                                            -----------    -----------
                                                                            $11,801,858    $10,626,069
                                                                            ===========    ===========

                See accompanying notes to financial statements.

                                 HELISYS INC.
                                BALANCE SHEETS




                                                                                       July 31,    October 31,
                                                                                        1996          1996
                                                                                     ----------    -----------
LIABILITIES AND STOCKHOLDERS' EQUITY                                                  (audited)    (unaudited)
Current liabilities:
  Current portion of long-term debt and capital lease obligation................     $   41,892    $    55,437
  Accounts payable..............................................................      1,402,571      1,528,056
  Accrued liabilities...........................................................        903,367        974,170
  Customer deposits.............................................................         50,000         50,000
  Deferred gross profits........................................................        446,158        308,860
  Deferred maintenance revenues.................................................        699,699        559,240
                                                                                     ----------    -----------
    Total current liabilities...................................................      3,543,687      3,475,763
                                                                                     ----------    -----------

Long-term debt and capital lease obligation, net of current portion.............      1,887,882      1,874,228

Stockholders' equity:
  Preferred stock, $.001 par value
    1,000,000 shares authorized, none issued or outstanding.....................           --             --
  Common stock, $.001 par value
    20,000,000 shares authorized, 3,991,654 shares issued
    and outstanding as of July 31, 1996 and
    October 31, 1996............................................................          3,992          3,992
  Advance to stockholder........................................................        (40,536)       (40,536)
  Deferred compensation.........................................................        (50,479)       (50,479)
  Additional paid-in capital....................................................      5,871,083      5,871,083
  Retained earnings (deficit)...................................................        586,229       (507,982)
                                                                                    -----------    -----------
    Total stockholders' equity..................................................      6,370,289      5,276,078
                                                                                    -----------    -----------
                                                                                    $11,801,858    $10,626,069
                                                                                    ===========    ===========

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                           For the
                                                                      Three Months Ended
                                                                         October 31,
                                                                  --------------------------
                                                                     1995           1996
                                                                  -----------   ------------
Net sales.....................................................    $4,176,005    $ 1,942,721

Cost of sales.................................................     2,226,307      1,437,211
                                                                  ----------    -----------
  Gross profit................................................     1,949,698        505,510
                                                                  ----------    -----------

Operating expenses:
  Selling, general and administrative.........................       966,602      1,286,592
  Research and development....................................       410,324        809,158
                                                                  ----------    -----------
                                                                   1,376,926      2,095,750
                                                                  ----------    -----------
  Income (loss) from operations...............................       572,772     (1,590,240)
                                                                  ----------    -----------

Other income (expense):
  Interest income.............................................         8,463         33,209
  Interest expense............................................       (44,367)       (65,180)
                                                                  ----------    -----------

    Income (loss) before (provision) benefit for income taxes.       536,868     (1,622,211)

(Provision) benefit for income taxes..........................      (215,000)       528,000
                                                                  ----------    -----------

    Net income (loss).........................................    $  321,868    $(1,094,211)
                                                                  ==========    ===========

    Earnings (loss) per common and equivalent share:

    Net income (loss) per common and equivalent share
    outstanding...............................................    $     0.12    $     (0.27)
                                                                  ==========    ===========
Weighted average number of common and equivalent shares
    outstanding...............................................     2,700,000      4,000,000
                                                                  ==========    ===========

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                               For the
                                                                                         Three Months Ended
                                                                                             October 31,
                                                                                      -------------------------

                                                                                         1995          1996
                                                                                      ----------   ------------
Cash flows from operating activities:
Net income (loss)..................................................................   $ 321,868    $(1,094,211)
Adjustments to reconcile net income (loss) to net cash provided by (used in)
 operating activities:
  Depreciation.....................................................................      50,881        107,338
  Changes in operating assets and liabilities:
   Accounts receivable.............................................................     (96,487)       800,368
   Inventories.....................................................................    (131,816)      (368,118)
   Income taxes receivable.........................................................          --       (380,697)
   Prepaid expenses................................................................    (135,340)       (81,615)
   Deferred income taxes...........................................................     (71,993)       157,000
   Other assets....................................................................          --          4,129
   Accounts payable................................................................      49,249        125,485
   Accrued liabilities.............................................................     180,080         70,803
   Income taxes payable............................................................     209,571             --
   Customer deposits...............................................................    (421,620)            --
   Deferred gross profits..........................................................          --       (137,298)
   Deferred maintenance revenues...................................................     114,715       (140,459)
                                                                                      ---------    -----------
     Net cash provided by (used in) operating activities...........................      69,108       (937,275)
                                                                                      ---------    -----------
Cash flows from investing activities:
   Purchases of property, plant and equipment......................................      (7,470)       (73,137)
                                                                                      ---------    -----------
Net cash used in investing activities..............................................      (7,470)       (73,137)
                                                                                      ---------    -----------
Cash flows from financing activities:
   Payments on long term debt......................................................     (17,634)       (13,654)
   Payments on capital lease obligation............................................      (4,683)        (4,455)
                                                                                      ---------    -----------
Net cash used in financing activities..............................................     (22,317)       (18,109)
                                                                                      ---------    -----------
Net increase (decrease) in cash....................................................      39,321     (1,028,521)
Cash, beginning of period..........................................................      44,835      2,600,249
                                                                                      ---------    -----------
Cash, end of period................................................................   $  84,156    $ 1,571,728
                                                                                      =========    ===========

Supplemental disclosures of cash flow information
   Cash paid during the period for interest........................................   $  44,367    $    65,180
   Cash paid (received) during the period for income taxes.........................      76,000       (304,303)

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ended October 31, 1996, are not necessarily indicative of the results that may be expected for the year ended July 31, 1997.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Registrant's Form 10-KSB for the fiscal year ended July 31, 1996, filed with the Securities and Exchange Commission (the "Commission"), the Registrant's Registration Statement on Form SB-2 as filed with the Commission on March 7, 1996 (SEC File No. 33-99344 LA, effective March, 12, 1996), and the Prospectus filed pursuant to Rule 424(b)(3) with the Securities and Exchange Commission on March 8, 1996.

(2)  EARNINGS (LOSS) PER COMMON SHARE

     Primary earnings (loss) per common share for the three months ended October 31, 1995 and 1996, is based on the weighted average number of shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During its early years, the Company obtained government funding to conduct research and development activities relating to its Laminated Object Manufacturing ("LOM") technology process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. More recently, the Company has funded its cash requirements primarily from cash flow from operations, short term borrowings on its revolving credit facility and the proceeds of its public offering.

     The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping machines, as well as continued sales of materials and services. In fiscal 1996, the Company significantly increased its selling and research and development expenditures in preparation for the introduction of its latest-generation LOM systems. The Company also restructured its sales department and increased sales and administrative expenditures in order to more effectively service its existing customers and to broaden its sales efforts. These increased expenditure levels are anticipated to continue through fiscal 1997. The Company commenced commercial shipments of its latest-generation LOM system, the LOM-2030H, in October 1996. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H or that sales revenue generated by the LOM-2030H and existing products will be commensurate with current or future levels of the Company's operating expenses.

     The Company has experienced significant losses from operations in the most recent fiscal year and anticipates experiencing further losses in fiscal 1997. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM system machines. Moreover, there can be no assurance tht even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $.9 million in operations during the three months ended
October 31, 1996. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In November 1996, the Company's lender withdrew the Company's line of credit. Although the Company obtained a subsequent $1.5 million line of credit from Cruttenden Roth Incorporated, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     Because of these other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenue and expenses will continue.

RESULTS OF OPERATIONS

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended October 31, 1996 were approximately $1,943,000, a decrease of approximately $2,233,000, 53.5%, compared to net sales of approximately $4,176,000 for the three months ended October 31, 1995. This decrease was primarily due to additional testing of the Company's LOM-2030H prototype which resulted in a delay in shipment of the latest-generation LOM-2030H until October 1996. All of the six (6) LOM-2030s sold during the three months ended October 31, 1996, were LOM-2030H systems. Sales of materials and service for the three months ended October 31, 1996, increased by approximately $35,000, or 5.0%, from sales of materials and services in the three months ended October 31, 1995, due primarily to an increased installed base of LOM systems and to increased sales efforts aimed at improving sales of materials and services.

Product Mix Percentages:
------------------------
                                                  Three Months Ended
                                         ------------------------------------
                                         October 31, 1995    October 31, 1996
                                         ----------------    ----------------
     LOM Systems                                83.3%               62.4%
     Materials and Service                      16.7%               37.6%

LOM System Units Sold During the
--------------------------------
Periods Indicated:
------------------
                                         LOM 1015s           LOM 2030s
                                         ---------           ---------

Three Months ended October 31, 1995          6                  14
Three Months ended October 31, 1996          2                   6

     As of October 31, 1995 and 1996, the Company had deferred revenue in the amounts of approximately $384,000 and $309,000, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for an upgraded version. This amount decreased due to shipment of an upgraded machine, pursuant to such a contract, partially offset by an additional agreement entered into during fiscal 1996.

     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended October 31, 1996 was approximately $506,000, a decrease of approximately $1,444,000, or 74.1%, compared to gross profit of approximately $1,950,000 for the three months ended October 31, 1995. Gross profit as a percentage of sales decreased from 46.7% in the three months ended October 31, 1995, to 26.0% in the three months ended October 31, 1996. The decrease in gross profit as a percentage of sales was attributable primarily to the product mix of system shipments. The costs of material and labor for the LOM-2030H systems are higher than that of the LOM-1015 and first-generation LOM-2030 systems. During the three months ended October 31, 1996, 6 of the 8 systems shipped were LOM-2030H systems. The decrease was also due to lower margins normally experienced on sales of materials and services, which increased to 37.6% of net sales during the three months ended October 31, 1996, compared to 16.7% for the three months ended October 31, 1995. To the extent that the Company's sales continue to consist of a greater percentage of LOM-2030Hs, as compared to LOM-2030s and LOM-1015s, and as the comparative rate of change in sales of materials and services continues to be greater than the comparative rate of change in total net sales, the Company's gross profit margins are unlikely to increase. Further, there can be no assurance that the Company will be able to maintain current levels of gross profit on sales of its LOM-2030H systems as compared to the LOM-2030s. There can also be no assurance that the Company will be able to re-obtain a positive growth rate in sales of its systems or products and services.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended October 31, 1996, was approximately $1,287,000, an increase of approximately $320,000, or 33.1%, compared to approximately $967,000 for the three months ended October 31, 1995. Increased costs relating to additional staffing hired during fiscal 1996, outside services (legal, accounting, marketing and investor relations), travel, trade shows, and advertising were responsible for most of the increase in expenses. Such additional hirings and increased expenditures were made to facilitate the introduction and market acceptance of the LOM-2030H and to adequately support and increase sales to existing customers with installed LOM systems. The Company anticipates hiring four to five more sales representatives, and anticipates additional increased spending on facility and administrative related expenses through fiscal 1997. However, should sales of the LOM-2030H and existing products and services fail to match such levels of expenditures, management anticipates re-evaluating the Company's expenditure levels.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Any income in excess of costs incurred is reflected in net sales. Research and development expense for the three months ended
October 31, 1996, was approximately $809,000, an increase of approximately $399,000, or 97.3%, compared to approximately $410,000 for the three months ended October 31, 1995. The increase was primarily due to development costs, including parts and materials, of the latest-generation LOM-2030H and the hiring of additional personnel to perform research and development. The Company anticipates these higher expenditure levels to continue through fiscal 1997. However, should sales of the LOM-2030H and existing products and services fail to match levels of these expenditures, management anticipates re-evaluating these expenditure levels. Though expenditures associated with the development of the LOM-2030H are unlikely to continue to be incurred once commercial levels of production of the LOM-2030H are achieved, there can be no assurance that such expenditures will cease to be necessary or that additional, similar expenditures will not become necessary for other reasons.

     Income/loss from Operations. Losses from operations for the three months ended October 31, 1996, were ($1,622,000), a decrease of approximately $2,159,000 compared to income of $537,000 for the three months ended October 31, 1995. This decrease resulted primarily from the delay in shipping the LOM-2030H system, the accompanying development costs for the latest-generation LOM-2030H system and a corresponding increase in operating costs due to the growth of the infrastucture of the company.

     Other Income (Expense). Other expense for the three months ended October 31, 1996, was approximately $32,000, compared to other expense of approximately $36,000 for the three months ended October 31, 1995.

     (Provision)/Benefit for Income Taxes. Benefits from income taxes for the three months ended October 31, 1996, was $528,000, an increase of $743,000, compared to a provision for taxes of ($215,000) for the three months ended October 31, 1995. This increase was primarily due to the losses incurred during the three months ended October 31, 1996, as compared to profits recorded for the three months ended October 31, 1995. The effective tax rate for the three months ended October 31, 1996, was (32.5%) as compared to 40.0% for the three months ended October 31, 1995. The change in effective tax rates is due primarily to the utilization of federal net operating loss carrybacks in the quarter ended October 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company generated cash from operating activities of approximately $69,000 for the three months ended October 31, 1995, and used cash of $937,000 in the three months ended October 31, 1996. These operating cash flows are consistent with the operating losses, decrease in sales and related decrease in accounts receivable during the quarter ended October 31, 1996.

     Working capital was approximately $5,338,000 at July 31, 1996, compared to approximately $4,251,000 at October 31, 1996. This decrease was primarily due to decreases in cash and accounts receivable as a result of decreased sales volume in the three months ended October 31, 1996. Additionally, these decreases were offset by (i) increased inventory levels due to the delay in commencement of shipping of the LOM-2030H systems until the end of October, 1996 and increased inventory of the LOM-1015; and (ii) increased income taxes receivable as a result of losses incurred by the Company.

     Cash used in investing activities, which includes purchases of property, plant and equipment, was approximately $73,000 and $7,000 for the three months ended October 31, 1996, and October 31, 1995, respectively. During the three months ended October 31, 1996, the Company purchased additional equipment and office furniture and fixtures.

     As of July 31, 1996, the Company had a secured $3,000,000 revolving credit facility with City National Bank bearing interest at prime plus one-half of one percent per annum. This revolving credit facility would have matured in January 1997 and was collateralized by substantially all of the assets of the Company, except for the Company's building and land. The Company did not comply with certain financial covenants contained in the line of credit as of July 31, 1996, nor did it comply with such covenants for the period from August 1, 1996, through November 1, 1996. As a result, the lender declared the Company in default of the provisions of the line of credit agreement on November 4, 1996, and withdrew the credit terms extended to the Company under the line of credit agreement. As of November 4, 1996, there was no balance outstanding under this line of credit. The Company has obtained a $1.5 million line of credit from Cruttenden Roth Incorporated which bears interest at 10% per annum. This revolving credit facility is unsecured and matures on July 31, 1997. No borrowings have been made under this line of credit. Further, the Company is currently exploring additional alternative financing arrangements which would also be collateralized by substantially all of its available assets. There can be no assurance that the Company will be able to obtain such alternative additional financing.

     The Company has obtained a $300,000 credit line, which expires in September 1998, from Winthrop Financial, for purposes of leasing capital equipment. At October 31, 1996, the Company had not yet received any advances under this credit line.

     The Company believes that its existing cash and equivalents remaining from proceeds of its initial public offering, together with the funds available from its new line of credit with Cruttenden Roth Incorporated, will be sufficient to meet its capital and liquidity needs for the next 12 months. However, the Company's belief is based upon achieving significant sales of its latest generation LOM-2030 system machines, restoring gross profit levels, controlling operating costs and securing a new bank working capital credit facility. Therefore, management's belief is based on projections which are subject to a high degree of uncertainty because of the limited sales history of the latest-generation product and because of the uncertainty associated with the Company's ability to obtain further financing.

     Further, during the three months ended October 31, 1996, the Company has continued to experience significant cash expenditures in conjunction with the introduction of the LOM-2030H and due to the expansion of the Company's research and development efforts and infrastructure. Should the Company's existing cash equivalents remaining from the proceeds of its initial public offering and funds available under the line of credit from Cruttenden Roth become insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that cash flows from the offering and funds available under the line of credit from Cruttenden Roth will be sufficient to meet future operating requirements, or, if required, that additional financing will be available, or, if available, be on terms satisfactory to the Company. Significant additional dilution may be incurred by current investors as a result of any additional financing.


FORWARD-LOOKING STATEMENTS

     This report on Form 10-QSB contains forward-looking statements that involve risk and uncertainties. As discussed in the Company's Form 10-KSB, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the LOM-2030H, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS
          None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

      (a)  EXHIBITS
           None

      (b)  REPORTS ON FORM 8-K
           No reports on Form 8-K were filed during the three months ended October 31, 1996

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HELISYS, INC.



Date: December 15, 1996             By: /s/ DAVE T. OKAZAKI
                                        ______________________________________
                                         Dave T. Okazaki
                                         Chief Financial Officer

                                 EXHIBIT INDEX

Exhibit                                                               Page
Number                            Description                         Number
-------                           -----------                         ------

                                                                        16
