Form 10QSB
period 1997-01-31
HELISYS INC
filed 1997-03-17
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO _____________.

                         Commission file number 0-27286
                                                -------

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

                                 YES      X      NO
                                      ---------      ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.

          Class                          Outstanding at January 31, 1997
          -----                          -------------------------------
      Common Stock, $.001 par value                 4,014,512

                                 HELISYS, INC.
                             INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION
    Item 1.  Financial Statements

                 Balance Sheets as of July 31, 1996 (audited)
                 and January 31, 1997 (unaudited).........................................      3

                 Statements of Operations (unaudited) for the three and six
                 months ended January 31, 1996 and 1997...................................      5

                 Statements of Cash Flows (unaudited) for the six months ended
                 January 31, 1996 and 1997................................................      6

                 Notes to Financial Statements............................................      7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations..........................................      7

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings............................................................     12

    Item 2.  Changes in Securities........................................................     12

    Item 3.  Defaults Upon Senior Securities..............................................     12

    Item 4.  Submissions of Matters to a Vote of Security Holders.........................     13

    Item 5.  Other Information............................................................     13

    Item 6.  Exhibits and Reports on Form 8-K.............................................     13

SIGNATURES................................................................................     14

                                 HELISYS, INC.
                                BALANCE SHEETS


                                                                    July 31, 1996      January 31, 1997
                                                                    -------------      ----------------
                                                                      (audited)        (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents.............................           $ 2,600,249          $   461,134
     Accounts receivable, net of reserves for
         doubtful accounts of  $120,000 as of
          July 31, 1996, and $135,000 as of
          January 31, 1997.................................             2,408,315            2,661,337
         Inventories.......................................             2,287,197            2,597,399
         Income tax receivable.............................               894,670            1,292,267
         Prepaid expenses..................................               146,061               89,893
     Deferred income taxes.................................               545,553              388,553
     Other current assets..................................                    _                73,412
                                                                    ----------------------------------
            Total current assets...........................             8,882,045            7,563,995
                                                                    ----------------------------------

Property, plant and equipment
     Land..................................................               838,000              838,000
     Building and improvement..............................             1,344,122            1,344,122
     Office furniture and equipment........................               471,130              538,285
     Machine and equipment.................................               695,693              819,855
                                                                    ----------------------------------
                                                                        3,348,945            3,540,262
     Less - Accumulated depreciation.......................               460,233              658,794
                                                                    ----------------------------------
                                                                        2,888,712            2,881,468
                                                                    ----------------------------------

Other assets...............................................                31,101               31,972
                                                                    ----------------------------------
                                                                      $11,801,858          $10,477,435
                                                                    ==================================

                                 HELISYS, INC.
                                BALANCE SHEETS


                                                                    July 31, 1996      January 31, 1997
                                                                    -------------      ----------------
                                                                      (audited)        (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Current portion of long-term debt and
        capital lease obligation...........................           $    41,892           $    51,949
     Accounts payable......................................             1,402,571             1,980,676
     Accrued liabilities...................................               903,367               867,994
     Customer deposits.....................................                50,000                50,000
     Deferred maintenance revenue..........................               699,699               681,091
     Deferred gross profits................................               446,158               308,860
                                                                      ---------------------------------
            Total current liabilities......................             3,543,687             3,940,570
                                                                      ---------------------------------

Long-term debt and capital lease
     obligation, net of current portion....................             1,887,882             1,867,767

Stockholders' equity:
     Preferred stock, $.001 par value
         1,000,000 shares authorized, none issued
         or outstanding....................................                     -                     -
     Common stock, $.001 par value
         20,000,000 shares authorized,
         3,991,654 and 4,014,512 shares issued and
         outstanding as of July 31, 1996, and
         January 31, 1997, respectively....................                 3,992                 4,015
     Additional paid-in capital............................             5,871,083             6,013,919
     Retained earnings (deficit)...........................               586,229            (1,257,821)
     Advance to shareholder................................               (40,536)              (40,536)
     Deferred compensation.................................               (50,479)              (50,479)
                                                                      ---------------------------------
             Total stockholders' equity....................             6,370,289             4,669,098
                                                                      ---------------------------------

                                                                      $11,801,858           $10,477,435
                                                                      =================================

                                 HELISYS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                 For the                             For the
                                                            Three Months Ended                   Six Months Ended
                                                                January 31,                          January 31,
                                                        --------------------------          -------------------------
                                                           1996            1997                1996           1997
                                                        ----------      ----------          ----------    -----------
Net sales.....................................          $2,862,635      $3,805,717          $7,038,640    $ 5,748,438

Cost of sales.................................           1,331,313       2,304,047           3,557,620      3,741,258
                                                        --------------------------          -------------------------
     Gross profit.............................           1,531,322       1,501,670           3,481,020      2,007,180
                                                        --------------------------          -------------------------

Operating expenses:
   Selling, general and administrative........           1,006,178       1,497,594           1,972,780      2,784,186
   Research and development...................             429,254         712,283             839,578      1,521,441
                                                        --------------------------          -------------------------
                                                         1,435,432       2,209,877           2,812,358      4,305,627
                                                        --------------------------          -------------------------
   Income (loss) from operations..............              95,890        (708,207)            668,662     (2,298,447)
                                                        --------------------------          -------------------------

Other income (expense):
 Interest and other income....................                 ---          18,743               8,463         51,952
 Interest and other expense...................             (54,113)        (77,275)            (98,480)      (142,455)
                                                        --------------------------          -------------------------

    Income (loss) before (provision)
     benefit for income taxes.................              41,777        (766,739)            578,645     (2,388,950)




(Provision) benefit for income taxes..........             (17,000)         16,900            (232,000)       544,900
                                                        --------------------------          -------------------------
  Net income (loss)...........................          $   24,777      $ (749,839)         $  346,645    $(1,844,050)
                                                        ==========================          =========================

   Earnings (loss) per common share:
      Net income (loss) per common
       share outstanding......................          $     0.01      $    (0.19)         $     0.13    $     (0.46)
                                                        ==========================          =========================

    Weighted average number of common
     shares outstanding.......................           2,700,000       4,000,000           2,700,000      4,000,000
                                                        ==========================          =========================

                                 HELISYS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                              For the
                                                                         Six Months Ended
                                                                            January 31,
                                                                ----------------------------------
                                                                     1996                1997
                                                                ---------------     --------------
Cash flows from operating activities:
Net income (loss)...........................................    $ 346,645           $(1,844,050)
Adjustments to reconcile net income (loss) to
  net cash used in operating activities:
    Compensation expense from issuance of stock purchase
      warrants..............................................            -                30,588
    Depreciation............................................      111,597               198,561
    Employee stock compensation.............................       15,447                     -
    Changes in operating assets and liabilities:
      Accounts receivable...................................      269,592              (253,022)
      Inventories...........................................     (350,596)             (420,211)
      Income taxes receivable...............................            -              (397,597)
      Prepaid expenses......................................     (512,368)               56,168
      Deferred income taxes.................................      (71,993)              157,000
      Other assets..........................................       (3,375)                 (871)
      Accounts payable......................................      162,242               578,105
      Accrued liabilities...................................       90,846                 3,486
      Customer deposits.....................................     (429,220)                    -
      Deferred gross profits................................            -              (137,298)
      Deferred maintenance revenues.........................      304,042               (18,608)
                                                                ----------------------------------
          Net cash used in operating activities.............      (67,141)           (2,047,749)
                                                                ----------------------------------
Cash flows from investing activities:
    Purchases of property, plant and equipment..............      (79,441)              (81,308)
                                                                ----------------------------------
Cash flows from financing activities:
    Payments on long term debt and capital lease
      obligation............................................      (13,437)              (10,058)
    Proceeds from line of credit............................      150,000                     -
                                                                ----------------------------------
          Net cash provided by (used in) financing
           activities.......................................      136,563               (10,058)
                                                                ----------------------------------
          Net decrease in cash..............................      (10,019)           (2,139,115)
Cash, beginning of period...................................       44,835             2,600,249
                                                                ----------------------------------
Cash, end of period.........................................    $  34,816           $   461,134
                                                                ==================================

Supplemental disclosures of cash flow information:
        Cash paid during the period for interest............    $  98,480           $   115,909
        Cash paid during the period for income taxes........      310,043                     -

Supplemental disclosure of noncash financing activities:
        Issuance of shares under employee purchase plan.....          ---                38,859
        Issuance of stock purchase warrants.................          ---                73,412
        Inventory transfers to property plant and equipment.          ---               110,009

                                 HELISYS, INC.
                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
     ---------------------

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month and six month periods ending January 31, 1997, are not necessarily indicative of the results that may be expected for the year ended July 31, 1997. Certain balances of 1996 have been reclassified to conform with the 1997 presentation.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Registrant's annual report on Form 10-KSB for the fiscal year ended July 31, 1996.

(2) EARNINGS (LOSS) PER COMMON SHARE
    ---------------------------------

     Primary earnings per common share for the three and six months ended January 31, 1996 and 1997, is based on the average weighted shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than 3%.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     During its early years, the Company obtained government funding to conduct research and development activities relating to its Laminated Object Manufacturing ("LOM") technology process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. More recently, the Company has funded its cash requirements primarily from cash flow from operations and proceeds from its public offering.

     The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping systems, as well as continued sales of materials and services. In fiscal 1996, the Company significantly increased its selling and research and development expenditures in preparation for the introduction of its latest-generation LOM systems. The Company also restructured its sales department and administrative expenditures in order to more effectively service its existing customers and to broaden its sales efforts. These increased expenditure levels are anticipated to continue through fiscal 1997. The Company began commercial shipment of its latest-generation rapid prototyping systems, the LOM 2030H, in October of 1996. In addition, the Company plans to commence shipment of its latest generation LOM-1015 Plus and new plastic material in March of 1997. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H and LOM-1015 Plus or that sales revenue generated by the LOM-2030H or LOM-1015 Plus and existing products/services will be commensurate with current and future levels of the Company's operating expenses.

     The Company has experienced significant losses from operations in the most recent fiscal year and anticipates experiencing further losses in fiscal 1997. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $2.0 million in operations during the six months ended January 31, 1997. While the Company expects sales of its existing products and its latest generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In November 1996, the Company's lender withdrew the Company's line of credit. Although the Company obtained a subsequent $1.5 million line of credit from Cruttenden Roth Incorporated, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     Because of these other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

     The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenue and expenses will continue. At the end of January 1997, the Company took the initial steps in controlling future expenses as it reduced the number of employees by approximately 10%. The savings from this reduction are expected to take effect beginning in the third fiscal quarter (February to April) of this fiscal year. The estimated savings will be approximately $600,000 per year.

RESULTS OF OPERATIONS

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended January 31, 1997, were approximately $3,806,000, an increase of approximately $943,000, or 32.9%, compared to net sales of approximately $2,863,000 for the three months ended January 31, 1996. This increase was primarily a result of the increase in the number of LOM systems shipped to 21 during the quarter ended January 31, 1997, as compared to 12 systems for the quarter ended January 31, 1996. Sales of materials and service for the three months ended January 31, 1997, decreased by approximately $78,000, or 11.0% from sales of materials and services in the three months ended January 31, 1996, primarily due to the number of systems sold through distributors during the quarter ended January 31, 1997, which was approximately 61.9% (13 systems) of all systems sold as compared to 16.7% of all systems sold (2 systems) for the quarter ended January 31, 1996. The Company generally receives less warranty revenue and no installation revenue from sales made through distributors.

     Net sales for the six months ended January 31, 1997, were approximately $5,748,000, a decrease of approximately 18.3% compared to net sales of $7,039,000 for the six months ended January 31, 1996. This decrease was primarily due to the delay in the commercial shipments of the LOM-2030H system which did not take place until October of 1996 and to lower average selling prices as a majority of the LOM-2030H systems were sold to foreign distributors. Sales of materials and services for the six months ended January 31, 1997, decreased by approximately $43,000 or 3.1%, as compared to sales of materials and services for the six months ended January 31, 1996, due primarily to the lower number of LOM systems sold during the comparable six month period as well as the reduction in size of the initial supply packages included with the LOM system, and the increased unit sales through distributors (who provide installation and service themselves) which increased from approximately 34.4% of all systems sold (11 systems) for the six months ended January 31, 1996, to 62.1% of all systems sold (18 systems) during the six months ended January 31, 1997.

Product Mix Percentages:
-----------------------

                                                    Six Months Ended
                                         -------------------------------------
                                         January 31, 1996    January 31, 1997
                                         ----------------    ----------------
     LOM Systems                                     80.0%               76.2%
     Materials and Service                           20.0%               23.8%

LOM System Units Sold During the
--------------------------------
Periods Indicated:
-----------------

                                            LOM 1015s           LOM 2030s
                                            ---------           ---------
Three Months ended January 31, 1996             3                   9
Three Months ended January 31, 1997             6                  15

Six Months ended January 31, 1996               9                  23
Six Months ended January 31, 1997               8                  21

As of January 31, 1996 and 1997, the Company had deferred revenue in the amount of approximately $384,000 and $309,000, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for an upgraded version.

     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended January 31, 1997, was approximately $1,502,000, a decrease of approximately $29,000, or 1.9%, compared to gross profit of approximately $1,531,000 for the three months ended January 31, 1996. Gross profit as a percentage of sales decreased from 53.5% for the three months ended January 31, 1996, to 39.5% for the three months ended January 31, 1997. Higher costs to manufacture LOM-2030H systems in particular, along with lower selling prices for LOM systems, contributed to further decreases in gross margins. In addition, increases to warranty and inventory reserves of approximately $59,000 were recorded as well as one-time expenses for staff reductions of approximately $15,000.

     Gross profit for the six months ended January 31, 1997, was approximately $2,007,000, compared to a gross profit of approximately $3,481,000 for the six months ended January 31, 1996. Gross profit as a percentage of sales decreased from 49.5% for the six months ended January 31, 1996, to 34.9% for the six months ended January 31, 1997. The cost associated with the delays in shipping the LOM-2030H along with reduced selling prices had a negative impact on gross profits for the first six months of fiscal 1997. Lower margins attributable to sales of material and services continue to reduce overall margins as these categories increased to 23.8% of revenues for the six months ended January 31, 1997, as compared to 20.0% for the six months ended January 31, 1996.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended January 31, 1997, was approximately $1,498,000, an increase of approximately $492,000, or 48.9%, compared to approximately $1,006,000 for the three months ended January 31, 1996. Increased costs relating to additional staffing (four sales people), cost associated with being a public company (legal, auditing, marketing, investor relations, annual report), travel, trade shows, and advertising were responsible for most of the increase in expenses. In addition, one-time costs of approximately $9,000 associated with the administrative staffing reduction were recorded during January 1997.

     Selling, general and administrative expense for the six months ended January 31, 1997, was approximately $2,784,000, an increase of approximately $811,000 or 41.1% compared to approximately $1,973,000 for the six months ended
January 31, 1996.   The growth of the infrastructure and costs of being a public company are the major reasons for the increase in expenses.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Any income in excess of costs incurred is reflected in net sales. Research and development expense for the three months ended January 31, 1997, was approximately $712,000, an increase of approximately $283,000, or 66.0%, compared to approximately $429,000 for the three months ended January 31, 1996. The increase was primarily due to development costs of the latest-generation LOM-2030H and the hiring of additional personnel to perform research and development. In addition, one-time costs of approximately $26,000 associated with the research and development staff reduction were recorded in January 1997.

     Research and development expense for the six months ended January 31, 1997, was approximately $1,521,000, an increase of approximately $681,000 or 81.1% compared to approximately $840,000 for the six months ended January 31, 1996. The increase during the six months was attributed to the development costs associated with the LOM-2030H which resulted in expenditures for staffing, materials and outside services.

     Other Income (Expense). Other expense for the three months ended January 31, 1997, was approximately $77,000 as compared to approximately $54,000 for the three months ended January 31, 1996. The increase in expense was primarily a result of approximately $31,000 recorded for the 50,000 warrants issued to Cruttenden Roth Incorporated to secure the $1,500,000 credit line. These warrants were accounted for in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation." The expenses for the quarter were offset by approximately $11,000 in interest income.

     Other expense for the six months ended January 31, 1997, was approximately $142,000 as compared to $98,000 for the six months ended January 31, 1996. The increase is primarily due to the charges for the value of the Cruttenden Roth Incorporated warrants which were recorded in the second fiscal quarter. In addition, interest income of approximately $39,000 derived from the proceeds of the Company's initial public offering offset some of the interest expense which primarily relates to the debt on the Company's headquarters building.

     Provision (benefit) for Income Taxes. The benefit from income taxes for the three months ended January 31, 1997, was approximately $17,000, compared to a provision for taxes of approximately $17,000 for the three months ended January 31, 1996. This benefit was primarily due to the carryback losses incurred during the three months ended January 31, 1997, as compared to income recorded for the three months ended January 31, 1996. However, the benefit for the quarter was reduced due to the limited remaining benefits available for net operating loss carrybacks and the uncertainty as to the realizability of net operating loss carryforwards.

     The benefit from income taxes for the six months ended January 31, 1997, was approximately $545,000 as compared to a provision of approximately $232,000 for the six months ended January 31, 1996. The ongoing tax benefits will depend upon the Company's ability to generate income to utilize tax carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $2,048,000 in operations during the six months ended January 31, 1997, and used cash from operating activities of approximately $67,000 for the six months ended January 31, 1996. These operating cash flow changes are consistent with the operating losses, decrease in sales and related increases in accounts receivable and inventories.

     Working capital was approximately $3,623,000 at January 31, 1997, compared to approximately $1,222,000 at January 31, 1996. This increase was primarily due to increases in accounts receivable and inventories and the related increases in accounts payable due to decreased sales volume in the six months ended January 31, 1997.

     Investing activities include purchases of property, plant and equipment totaling approximately $81,000 and $79,000 for the six months ended January 31, 1997, and January 31, 1996, respectively.

     The Company has obtained a $1,500,000 revolving credit facility from Cruttenden Roth Incorporated, which, if borrowed against, accrues interest at the rate of 10% per annum. This revolving credit facility is unsecured and matures in July 1997. As of July 31, 1996, and January 31, 1997, the Company had no outstanding borrowings under its revolving credit facility.

     The Company believes that the net proceeds from its public offering, together with funds from operations and the Company's revolving credit facility, will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 12 months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company. Significant additional dilution may be incurred by the Company's current security holders as a result of additional financing.

FORWARD-LOOKING STATEMENTS

     This report on Form 10-QSB contains forward-looking statements that involve risk and uncertainties. As discussed in the Company's Registration Statement on Form SB-2 as well as in the Company's quarterly and annual filings made pursuant to the Securities Exchange Act of 1934, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the LOM-2030H, uncertainty of the timing of the achievement of commercial levels of production and sales of the LOM-2030H, uncertainty of the introduction and acceptance of the next-generation LOM-1015 Plus and plastic materials, uncertainty of the effects of the restructuring of the Company's sales department, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.


PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

          Not applicable.

ITEM 2.   CHANGES IN SECURITIES

          Not applicable.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

          Not applicable.

accompanying development costs for the latest-generation LOM-2030H system and a corresponding increase in operating costs due to the growth of the infrastructure of the company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Company's Annual Meeting of Stockholders was held on January 7, 1997, (the "Annual Meeting"). At the Annual Meeting the following persons were nominated to serve as members on the Company's Board of Directors: Michael Feygin, Robert Crangle, Dave Okazaki, B. Allen Lay and Frederick Haney.

The matters voted on at the Annual Meeting (and the voting results) were as follows:

                                Votes For   Votes Against   Votes Withheld/Abstentions   Broker Non-Votes
                                ---------   -------------   --------------------------   ----------------
1.  Election of Directors:
    ---------------------
    Michael Feygin              2,838,908                              4,400                     0
    Robert Crangle              2,838,908                              4,400                     0
    Dave Okazaki                2,838,908                              4,400                     0
    B. Allen Lay                2,838,808                              4,500                     0
    Frederick Haney             2,838,908                              4,400                     0

2.  Amendment to 1995
    -----------------
    Stock Plan:                 2,834,238           6,470              2,600                     0
    ----------

ITEM 5.  OTHER INFORMATION

         Not applicable.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)  EXHIBITS

              27  Financial Data Schedule

         (b)  REPORTS ON FORM 8-K

              No reports on Form 8-K were filed during the quarter ended January 31, 1997.

SIGNATURES

  In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       HELISYS, INC.



Date:  March 13, 1997                  By:  /s/ Dave T. Okazaki
                                            -----------------------------------
                                                Dave T. Okazaki
                                                Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit                                       Page
Number              Description               Number
-------             -----------               ------
27                  Financial Data Schedule