Form 10QSB
period 1997-04-30
HELISYS INC
filed 1997-06-16
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1997

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________.

                        Commission file number  0-27286
                                                --------

                                 HELISYS, INC.
       (exact name of small business issuer as specified in its charter)

                Delaware                           95-4552813
       (State or other jurisdiction    (I.R.S. Employer Identification Number)
     of incorporation or organization)

            24015 Garnier Street, Torrance, California       90505
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

                                 YES  X      NO
                                     ---       ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                 Outstanding at April 30, 1997
              ------                -----------------------------

    Common Stock, $.001 par value                  4,008,401



                              Page 1 of __ Pages
                           Exhibit Index on Page __

                                 HELISYS, INC.
                             INDEX TO FORM 10-QSB


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

           Balance Sheets as of July 31, 1996 (audited)
           and April 30, 1997 (unaudited)......................................................           3

           Statements of Operations for the three months ended April 30, 1996 and
           1997 (unaudited), and for the nine months ended April 30, 1996 and
           1997 (unaudited)....................................................................           5

           Statements of Cash Flows for the nine months ended
           April 30, 1996 and 1997 (unaudited).................................................           6

           Notes to Financial Statements.......................................................           7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...................................................           7

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings.....................................................................           13

 Item 2. Change in Securities..................................................................           13

 Item 3. Defaults Upon Senior Securities.......................................................           13

 Item 4. Submission of Matters to a Vote of Security Holders...................................           13

 Item 5. Other Information.....................................................................           14

 Item 6. Exhibits and Reports on Form 8-K......................................................           14

SIGNATURES.....................................................................................           15


                                 HELISYS, INC.
                                 BALANCE SHEETS

                                           July 31, 1996    April 30, 1997
                                           --------------   ---------------
                                             (audited)        (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents.............     $ 2,600,249       $   774,549
  Accounts receivable, net of reserves
   for doubtful accounts of  $120,000 as
   of July 31, 1996, and $363,000 as of
   April 30, 1997.......................       2,408,315         3,377,759
  Inventories...........................       2,287,197         2,210,609
  Income tax receivable.................         894,670           813,490
  Prepaid expenses......................         146,061            88,540
  Deferred income taxes.................         545,553           388,553
  Other current assets..................               -            36,706
                                           -------------------------------
   Total current assets.................       8,882,045         7,690,206
                                           -------------------------------

Property, plant and equipment:
  Land..................................         838,000           838,000
  Building and improvements.............       1,344,122         1,344,122
  Office furniture and equipment........         471,130           582,314
  Machinery and equipment...............         695,693           819,855
                                           -------------------------------
                                               3,348,945         3,584,291
  Less - Accumulated depreciation.......         460,233           772,352
                                           -------------------------------
                                               2,888,712         2,811,939
                                           -------------------------------

Other assets............................          31,101            26,972
                                           -------------------------------
                                             $11,801,858       $10,529,117
                                           ===============================

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                           July 31, 1996    April 30, 1997
                                           -------------    --------------
                                             (audited)        (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt and
  capital lease obligation..............     $    41,892       $    47,012
 Accounts payable.......................       1,402,571         2,047,990
 Accrued liabilities....................         903,367           940,925
 Customer deposits......................          50,000            13,000
 Deferred maintenance revenue...........         699,699           935,295
 Deferred gross profits.................         446,158           263,860
                                           -------------------------------
   Total current liabilities............       3,543,687         4,248,082
                                           -------------------------------

Long-term debt and capital lease
 obligation, net of current portion.....       1,887,882         1,856,767

Stockholders' equity:
 Preferred stock, $.001 par value
   1,000,000 shares authorized, none
    issued or outstanding...............               -                 -
 Common stock, $.001 par value
   Authorized 20,000,000 shares.........
   Issued and outstanding 3,991,654
    shares as of July 31, 1996, and
    4,008,401 as of April 30, 1997
    respectively........................           3,992             4,008

 Additional paid-in capital.............       5,871,083         5,981,841
 Retained earnings (accumulated deficit)         586,229        (1,511,102)
 Advance to shareholder.................         (40,536)                -
 Deferred compensation..................         (50,479)          (50,479)
                                           -------------------------------
   Total stockholders' equity...........       6,370,289         4,424,268
                                           -------------------------------

                                             $11,801,858       $10,529,117
                                           ===============================

                                 HELISYS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                            For the                             For the
                                                            -------                             -------
                                                      Three Months Ended                   Nine Months Ended
                                                      ------------------                   -----------------
                                                           April 30                             April 30
                                                           --------                             --------
                                                      1996           1997                 1996              1997
                                                      ----           ----                 ----              ----
Net sales...............................           $3,425,708     $4,244,534          $10,464,347     $ 9,992,972

Cost of sales...........................            1,803,229      2,378,738            5,360,849       6,119,996
                                                   -------------------------          ---------------------------
  Gross profit..........................            1,622,479      1,865,796            5,103,498       3,872,976
                                                   -------------------------          ---------------------------

Operating expenses:
  Selling, general and administrative...            1,065,422      1,509,529            3,038,202       4,293,715
  Research and development..............              493,634        524,028            1,333,212       2,045,469
                                                   -------------------------          ---------------------------
                                                    1,559,056      2,033,557            4,371,414       6,339,184
                                                   -------------------------          ---------------------------
     Income/(loss) from operations......               63,423       (167,761)             732,084      (2,466,208)
                                                   -------------------------          ---------------------------

Other income (expense):
  Interest/other income.................               29,755          5,151               38,218          57,103
  Interest/other expense................              (66,084)       (90,671)            (164,564)       (233,126)
                                                   -------------------------          ---------------------------

     Income/(loss) before
      (provision)/benefit for income
      taxes.............................               27,094       (253,281)             605,738      (2,642,231)


(Provision)/Benefit for income taxes....               (7,000)             -             (239,000)        544,900
                                                   -------------------------          ---------------------------

     Net income/(loss)..................           $   20,094     $ (253,281)         $   366,738     $(2,097,331)
                                                   =========================          ===========================
     Earnings/(loss) per common share:
       Net income/(loss) per common
        share outstanding...............                 0.01          (0.06)                0.12           (0.52)
                                                   =========================          ===========================
       Weighted average number of
        common shares outstanding.......            3,425,000      4,008,000            2,942,000       4,000,000
                                                   =========================          ===========================


                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                  For the
                                                                  -------
                                                            Nine Months Ended
                                                             ------------------
                                                                 April 30,
                                                                 ---------
                                                              1996         1997
                                                              ----         ----
Cash flows from operating activities:
Net income (loss)...............................         $   366,738     $(2,097,331)
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities:
 Compensation expense from issuance of
  stock purchase warrants.......................                   -          67,293
 Depreciation...................................             180,435         312,119
 Employee stock compensation....................              18,216               -
 Loss on disposition of property, plant
  and equipment.................................              24,884               -
 Changes in operating assets and
  liabilities:
   Accounts receivable..........................            (824,694)       (960,992)
   Inventories..................................            (638,898)        (33,421)
   Income taxes receivable......................                   -          81,180
   Prepaid expenses.............................            (386,258)         57,521
   Deferred income taxes........................             (71,993)        157,000
   Other assets.................................              (3,375)          4,129
   Accounts payable.............................             365,336         645,419
   Accrued liabilities..........................              50,249          37,558
   Customer deposits............................            (474,215)        (37,000)
   Deferred gross profits.......................                   -        (182,298)
   Deferred maintenance revenues................             269,015         235,596
                                                         -----------     -----------
    Net cash used in operating
     activities.................................          (1,124,560)     (1,713,227)
Cash flows from investing activities:
   Purchases of property, plant and
    equipment...................................            (193,048)       (125,337)
                                                         -----------     -----------
    Net cash used in investing
     activities.................................            (193,048)       (125,337)
Cash flows from financing activities:
   Payments on long term debt and
    capital lease obligations...................             (27,788)        (25,995)
   Proceeds from issuance of common
    stock.......................................           5,663,794          38,859
   Advance to shareholder secured by
    common stock................................             (60,000)              -
   Collections on advance to
    shareholder secured
    by common stock.............................              19,464               -
                                                         -----------     -----------
Net cash provided by financing activities.......           5,595,470          12,864
                                                         -----------     -----------
   Net increase (decrease) in cash and cash
    equivalents.................................           4,277,862      (1,825,700)
Cash and cash equivalents, beginning of period..              44,835       2,600,249
                                                         -----------     -----------
Cash and cash equivalents, end of period........         $ 4,322,697     $   774,549
                                                         ===========     ===========
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for
    interest....................................         $   147,562     $    95,668
   Cash paid during the period for
    income taxes................................             301,013               -
Supplemental disclosure of noncash
 investing and financing activities:
   Issuance of stock purchase warrants..........                              36,706
   Inventory transfers to property,
    plant and equipment.........................                             110,009
   Reacquisition of common stock
    secured by shareholder note.................                              40,536

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION
--------------------------

        The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine month periods ending April 30, 1997, are not necessarily indicative of the results that may be expected for the year ending July 31, 1997. Certain balances of 1996 have been reclassified to conform with the 1997 presentation.

        The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on November 13, 1996.

(2) EARNINGS (LOSS )PER COMMON SHARE
------------------------------------

        Primary earnings (loss) per common share for the three months ended April 30, 1996 and 1997, and the nine months ended April 30, 1996 and 1997, is based on the average weighted shares outstanding, without inclusion of common stock equivalents, as such inclusion would be anti-dilutive or dilution would be less than three percent.

(3) IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS
--------------------------------------------------

     The Financial Accounting Standards Board (FASB) issued SFAS No. 128, "Earnings per Share," in March 1997. SFAS No. 128 is effective for interim and annual financial statements for fiscal years ending after December 15, 1997. On a pro forma basis, implementation of SFAS No. 128 would have had no material impact on the Company's financial statements for the three-month and nine-month periods ended April 30, 1997. This statement is not expected to have a material effect on the Company's financial statements upon adoption.

     The FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," in March 1997. SFAS No. 129 is effective for financial statements for periods ending after December 15, 1997. This statement is not expected to have a material effect on the Company's financial statements.

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

        The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping systems, as well as continued sales of materials and services. In fiscal 1996, the Company significantly increased its selling and research and development expenditures in preparation for the introduction of its latest-generation LOM systems. The

Company also restructured its sales department and increased administrative expenditures in order to more effectively service its existing customers and to broaden its sales efforts. These increased expenditure levels are anticipated to continue through fiscal 1997. However, in January 1997, the Company took the initial step in reducing the level of future expenditures by reducing the number of its employees by approximately 10 percent. The estimated $600,000 annualized savings from this reduction began to take effect in the third fiscal quarter of 1997. The Company began commercial shipment of its latest-generation rapid prototyping systems, the LOM-2030H, in October of 1996. In addition, the Company commenced shipment of its latest generation LOM-1015 Plus and new plastic material in March of 1997. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H and LOM-1015 Plus or that sales revenue generated by the LOM-2030H or LOM 1015 Plus and existing products and services will be commensurate with current and future levels of the Company's operating expenses.

        The Company has experienced significant losses from operations in the most recent fiscal year and anticipates a loss for the 1997 fiscal year. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $1.7 million in operations during the nine months ended April 30, 1997. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In May 1997, the Company obtained a $1.5 million line of credit from Comerica Bank to replace a $1.5 million line of credit the Company had with Cruttenden Roth. However, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

        Past financial performance should not be considered a reliable indicator of future performance and investors should not use historical trends to anticipate results or trends in future periods.

        The Company has experienced significant quarterly fluctuations in operating results and it expects that these fluctuations in revenue and expenses will continue.

RESULTS OF OPERATIONS

        Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended April 30, 1997, were approximately $4,245,000, an increase of approximately $819,000, or 23.9%, compared to net sales of approximately $3,426,000 for the three months ended April 30, 1996. This increase was primarily a result of the increase in the number of LOM systems shipped. A total of 24 systems were shipped during the quarter ended April 30, 1997, as compared to 17 systems for the quarter ended April 30, 1996. Sales of materials and service for the three months ended April 30, 1997, increased by approximately $24,000, or 3.3% over sales of materials and services in the three months ended April 30, 1996, primarily due to the increased number of systems that have been sold.

        Net sales for the nine months ended April 30, 1997, were approximately $9,993,000, a decrease of approximately 4.5% compared to net sales of $10,464,000 for the nine months ended April 30, 1996. This decrease was primarily due to the delay in the commercial shipments of the 2030H system which did not take place until October of 1996, as well as to lower average selling prices as a majority of the 2030H systems were sold to foreign distributors at a price lower than the domestic price for such systems, and the reduced selling price of the newly introduced 1015 Plus which began shipping in March 1997. Sales of materials and services for the nine months ended April 30, 1997, increased by approximately $43,000 or 2.1% over sales of materials and services for the nine months ended April 30, 1996, due primarily to the increased unit sales.


Product Mix Percentages:
------------------------
                                                Nine months Ended
                                                -----------------
                                       April 30, 1996    April 30, 1997
                                       --------------    --------------
        LOM Systems                              80.4%             79.0%
        Materials and Service                    19.6%             21.0%

LOM System Units Sold During the
--------------------------------
Periods Indicated:
------------------
                                       LOM 1015s         LOM 2030s
                                       ---------         ---------

Three Months ended April 30, 1996             7                10
Three Months ended April 30, 1997             9                15

Nine months ended April 30, 1996             16                33
Nine months ended April 30, 1997             17                36

As of April 30, 1996 and 1997, the Company had deferred revenue in the amount of approximately $384,000 and $264,000, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for an upgraded version.

        Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended April 30, 1997, was approximately $1,866,000, an increase of approximately $244,000, or 15.0%, compared to gross profit of approximately $1,622,000 for the three months ended April 30, 1996. Gross profit as a percentage of sales decreased from 47.4% in the three months ended April 30, 1996, to 44.0% in the three months ended April 30, 1997. Higher costs to manufacture LOM-2030H systems and the lower selling prices of LOM systems attributed to further decreases in gross margins.

        Gross profit for the nine months ended April 30, 1997, was approximately $3,873,000, compared to gross profit of approximately $5,103,000 for the nine months ended April 30, 1996. Gross profit as a percentage of sales decreased from 48.8% in the nine months ended April 30, 1996, to 38.8% in the nine months ended April 30, 1997. The cost associated with the delays in shipping the 2030H along with reduced selling prices had a negative impact on gross profits for the first nine months of fiscal 1997. Lower margins attributable to sales of material and service continue to reduce overall margins as these categories increased to 21.0% of revenues for the nine months ended April 30, 1997, as compared to 19.6% of revenues for the nine months ended April 30, 1996.

        Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended April 30, 1997, was approximately $1,510,000, an increase of approximately $445,000, or 41.8%, compared to approximately $1,065,000 for the three months ended April 30, 1996. Increased costs associated with being a public company (legal, accounting, investor relations), travel, trade shows, and advertising were responsible for most of the increase in expenses.

        Selling, general and administrative expense for the nine months ended April 30, 1997 was approximately $4,294,000, an increase of approximately $1,256,000, or 41.3%, compared to approximately $3,038,000 for the nine months ended April 30, 1996. The growth of the infrastructure, marketing expenses and costs of being a public company are the major reasons for the increase in expenses.

        Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Any income in excess of costs incurred is reflected in net sales. Research and development expense for the three months ended April 30, 1997, was approximately $524,000, an increase of approximately $30,000, or 6.1%, compared to approximately $494,000 for the three months ended April 30, 1996. The increase was primarily due to development costs of the new 1015 Plus introduced in March along with sustaining engineering costs related to the latest-generation 2030H and the costs associated with continuing development of software and hardware upgrades for existing systems.

        Research and development expense for the nine months ended April 30, 1997, was approximately $2,045,000, an increase of approximately $712,000, or 53.4%, compared to approximately $1,333,000 for the nine months ended April 30, 1996. The increase was attributable to the development costs associated with the 2030H and 1015 Plus systems.

        Income (Loss) from Operations. Loss from operations for the three months ended April 30, 1997, was $168,000, compared to income of $63,000 for the three months ended April 30, 1996. The loss resulted primarily from the lower margins being realized from the sale of systems, materials and service in comparison to the prior period and a corresponding increase in operating costs due to the growth of the infrastructure of the Company.

        Loss from operations for the nine months ended April 30, 1997, was approximately $2,466,000 as compared to income of approximately $732,000 for the nine months ended April 30, 1996. The loss was a result of the delays in shipping the 2030H, lower selling prices and higher manufacturing costs related to LOM systems, the costs associated with the growth of the infrastructure and increased expenses incurred as a public company.

        Other Income (Expense), net. Other expense for the three months ended April 30, 1997, was approximately $86,000 as compared to approximately $36,000 for the three months ended April 30, 1996. The increase in expense was primarily a result of calculated costs of approximately $37,000 for the 50,000 warrants issued to Cruttenden Roth Incorporated to secure a $1,500,000 credit line. The expense was determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which requires that these equity instruments be accounted for based on the fair value at the date of grant.

        Other expense for the nine months ended April 30, 1997, was approximately $176,000 as compared to $126,000 for the nine months ended April 30, 1996. The increase is primarily due to the charges for the value of the Cruttenden Roth Incorporated warrants which were recorded in the second and third fiscal quarter.

        (Provision) Benefit for Income Taxes.

        The benefit for income taxes for the nine months ended April 30, 1997, was approximately $545,000 as compared to a provision of approximately $239,000 for the nine months ended April 30, 1996. The ongoing tax benefits will depend upon the Company's ability to produce profits to take advantage of tax loss carryforwards.

Liquidity and Capital Resources

        The Company used cash of approximately $1,713,000 in operations during the nine months ended April 30, 1997, and used cash from operating activities of approximately $1,125,000 for the nine months ended April 30, 1996. These operating cash flow changes are consistent with the operating losses incurred by the Company, as well as an increase in accounts receivable offset by an increase in accounts payable.

        Working capital was approximately $3,442,000 at April 30, 1997, compared to approximately $5,338,000 at April 30, 1996. This decrease was primarily due to decreases in cash equivalents and increases in accounts payable. The decrease in cash equivalents is due to use of the Company's initial public offering proceeds for operations and investment in infrastructure and research and development during the nine months ended April 30, 1997. The increase in accounts payable is due to purchases of inventory.

        Cash used in investing activities, which includes purchases of property, plant and equipment, was approximately $125,000 and $193,000 for the nine months ended April 30, 1997, and April 30, 1996, respectively.

        The Company has a secured $1,500,000 credit facility with Comerica Bank. This asset based credit facility is collateralized by substantially all the company assets except the land and building and matures on May 1, 1998. As of and April 30, 1997, the Company had no outstanding borrowings under its revolving credit facility.

        The Company believes that the net proceeds of its public offering, together with funds from operations and the Company's revolving credit facility, will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 12 months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.

FORWARD-LOOKING STATEMENTS

        This 10-QSB report contains forward-looking statements that involve risk and uncertainties. As discussed in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on November 13, 1996, and other periodic filings with the Securities and Exchange Commission, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the LOM 2030H, uncertainty of the introduction and acceptance of the next generation LOM 1015 Plus and plastic materials, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES.

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

ITEM 5.     OTHER INFORMATION.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

            See Exhibit Index on Page 16.

            (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the three months ended April 30, 1997.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELISYS, INC.



Date:  ___________, 1997         By: /s/ DAVE T. OKAZAKI
                                    -----------------------------
                                         Dave T. Okazaki
                                         Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit                                                 Page
Number            Description                           Number
-------           -----------                           ------
27.1              Financial Data Schedule               17