Form 10KSB40
period 1997-07-31
HELISYS INC
filed 1997-12-04
CIK 1003641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                    ------------------------------------


                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended July 31, 1997

     OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from __________ to __________

                        Commission file number 0-27286
                    ------------------------------------

                                 HELISYS, INC.
                (Name of Small Business Issuer in its charter)

                Delaware                                 95-4552813
     (State or other jurisdiction           (I.R.S. Employer Identification No.)
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

          Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

          Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X].

          Issuer's revenues for its most recent fiscal year were $14,046,907

          As of November 14, 1997, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $2,918,805.80

    4,025,251 shares of Common Stock were outstanding at November 14, 1997.

                      Documents Incorporated by Reference
                                     None

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

                                     PART I

ITEM 1.  BUSINESS

The Company

Overview

     Helisys, Inc. (the "Company") designs, develops, manufactures and markets rapid prototyping systems and the materials and supplies used with them. It is the worldwide market leader in sales and installations for rapid prototyping systems which use sheet materials to build physical objects.

     Rapid prototyping systems are used in conjunction with three-dimensional computer-aided design ("3-D CAD") workstations to let manufacturers, design engineering firms and others create physical models, industrial patterns and prototypes directly from CAD designs. They significantly reduce the time and effort needed to produce complex models and prototypes, and thus substantially lower the cost of many product design processes. The Company's rapid prototyping systems, for instance, have been used in the design and development of products ranging from golf club heads to automobile engine blocks.

     The Company's rapid prototyping systems utilize the Company's Laminated Object Manufacturing ("LOM") technology. In the LOM process, a computer image of the solid object is sliced into scores or hundreds or thousands of parallel, two-dimensional cross-sections. The LOM system then uses a laser beam to sequentially cut these cross-sections out of layers of sheet material, such as paper or plastic film. Each successive layer of material is bonded to the stack of previously cut layers. At the end of the LOM process the excess material is removed to reveal the physical model of the object. The models produced are used to test the form, fit or function of a part; or to become patterns for secondary processes such as sand casting, vacuum forming, rotational molding and rubber molding; or for industrial pattern making applications; or for analysis by researchers looking at anything from a virus to a subsurface coastal topographic map.

     The Company believes that its LOM technology is the only commercial rapid prototyping technology currently marketed in the United States, and one of the very few anywhere, that can produce three-dimensional objects through the use of readily available sheet materials. The Company believes that it has sold over 80% of the installed base of rapid prototyping systems utilizing sheet materials in the world. The Company believes that the use of these materials offers certain advantages over the other rapid prototyping technologies, particularly in the production of large objects.

Market Opportunity

Industry Background

     As a new product progresses from concept to mass production, it typically moves through four major stages of the product development process: (i) initial product design (often using computer-aided design); (ii) functional performance testing; (iii) low-volume production; and (iv) high-volume production. By incorporating rapid prototyping at various stages in the product development process, manufacturers can significantly reduce the time-to-market of new products. In addition, rapid prototyping can improve product quality and reduce overall product development costs. Some models or prototypes that take weeks or months to create with traditional machining or carving techniques can be produced in a matter of hours with rapid prototyping systems, often at a substantially lower cost. Because rapid prototyping systems run directly from the computer-generated output of 3-D CAD workstations and software, a designer may begin creating the prototype, model or pattern as soon as the design is complete. Since rapid prototyping often provides greater detail and precision than can be obtained with traditional methods, rapid prototyping can also be used to generate complex models, industrial patterns and prototypes which cannot be produced with traditional methods.

     The Company believes, based on estimates provided by the leading industry expert, Wohlers Associates, Inc. ("Wohlers"), that there were over 2,243 rapid prototyping systems installed worldwide as of December 31, 1996. Approximately 35% of these were sold by 3D Systems, 21% by Stratasys, 11% by the Company and the balance by smaller producers. As of July 31, 1997, the Company had shipped over 260 rapid prototyping systems globally. Wohlers estimates that 1996 industry-wide revenue was approximately $420 million, with about $245 million attributable to service and $175 million derived from product sales. Overall revenue growth was approximately 43% for 1996 and Wohlers forecasts unit sales growth of 40% and 42% for 1997 and 1998 respectively.

     The Company believes that the rapid prototyping industry will eventually be divided into two distinct segments. One segment will consist of rapid prototyping systems which are compact, inexpensive, clean and easy to operate, and are, therefore, compatible with the office environment. The other segment is expected to consist of more expensive manufacturing-based rapid prototyping systems which will address the need for high throughput, high precision and sophisticated industrial equipment-line machine tools. The Company believes that its LOM technology enables the Company to compete with rapid prototyping manufacturers in both industry segments.

Current Applications of Rapid Prototyping

     Rapid prototyping systems are currently being used in each stage of the product development process.

     First Stage--Initial Product Design: Model Making for Form, Fit and Function Verification. During the initial stage of the product development process, rapid prototyping technology offers industrial designers and manufacturing engineers the ability to produce full-scale physical models at a lower cost than conventional prototyping methods, such as machining and hand-carving. Physical models of products such as toys, furniture, shoes and other consumer products can be produced to allow manufacturers to evaluate the form, fit and function and other aesthetic properties of a new product.

     Second Stage--Functional Performance Testing: Production of Patterns, Masters and Molds for Prototype Tooling. During the functional performance testing stage, rapid prototyping technology is used to create three-dimensional objects, positive versions of which can be used for patterns or masters in a variety of secondary tooling applications such as sand casting, direct investment casting, silicone rubber molding, rotational molding, vacuum forming and plaster casting. Negative versions of such three-dimensional objects can also be produced for use as molds for the injection of wax in the indirect investment casting process. Examples of prototypes produced by rapid prototyping technology include automotive engine components, manufacturing fixtures, military hardware and medical prosthetics. Examples of the applications of industrial patterns produced by rapid prototyping systems include motor housings, exhaust manifolds, pumps and consumer products.

     Third Stage--Low-Volume Production: Production of Patterns and Masters for Low-Volume Production Tooling. Before committing a new product to mass production, many manufacturers plan low-volume production runs which simulate the production process and help identify potential problems with the part's design or production process. During this stage, objects produced by means of rapid prototyping can be used as industrial patterns or masters in secondary applications such as sand casting, investment casting, spray metal tooling and EDM (electro discharge machining) abrading to create near production quality molds. By replacing more time-consuming conventional industrial pattern-making methods, rapid prototyping technology offers manufacturers the ability to move more quickly through the low-volume production stage and into high-volume production.

     Fourth Stage--High-Volume Production: Production of Patterns and Masters for High-Volume Production Tooling. In certain instances, rapid prototyping technology currently is used to create patterns or masters in the development of final high-volume production tooling. Due to the high cost and time required to generate production tooling using conventional methods, there may be a substantial future market for rapid prototyping technology if it can be applied successfully to address more high-volume production tooling requirements.

LOM Technology

     The Company's rapid prototyping systems are used after the user has prepared a 3-D CAD design of a desired object. The Company's proprietary software does the analysis and automatic conversion of the CAD design into a format which drives the LOM systems; this is done by dividing the CAD replication of the object into fine, horizontal "slices" where each layer has a thickness equal to that of the sheet material to be used.

     The Company's LOM process then builds the object by cutting each of these layer-thin cross sections on a gradually growing stack of sheet material supported by an elevator platform in the working chamber of the LOM system. A roll of sheet material is mounted on a reel; the material is fed into the working chamber to the cutting station, where a low-power laser beam cuts the exact cross-section of the object for that layer, as well as parting lines to allow for separation of excess material from the object when the process is complete. After each layer's cross-section is cut by the laser beam, a new layer is bonded on top with heat and pressure; then the laser cuts the next cross-section.

     The process continues until all cross sections are bonded and cut and the object is contained inside what appears to be a solid block of the sheet-form material used. The excess material is then removed from the object at the parting lines to reveal a physical rendering of the 3-D CAD design. The majority of materials currently used in connection with the LOM systems are specially developed papers and plastics. The finished models or other objects constructed from papers have the look and feel of lightweight wood. The Company intends to introduce a high-strength composite in the near future.

Products and Related Services

     The Company's LOM systems are designed by the Company and incorporate numerous hardware and software components. The Company's LOM systems, together with a variety of sheet materials, can be used in all stages of the product development process. The Company believes that the applications of its LOM technology will increase as additional materials are developed for use in the LOM process.

     The current systems sold by the Company are the LOM-1015Plus and the LOM-2030H. The LOM-1015 series was developed for the production of medium-size objects, such as are often found in appliance components, shoes or spring models. The Company's LOM-2030 series was developed for the production of large-size objects, such as automobile parts or heavy machinery components.
Each LOM series first shipped in 1992. The second generation of each LOM series was introduced in the fiscal year ended July 31, 1997. The Company believes that the second generation LOM systems (the 1015Plus and the 2030H) has significant improvements in terms of reliability and ease of use as compared with the first generation models. Through July 31, 1997, the Company had shipped over 260 LOM systems.

     The following table sets forth certain information with respect to the components and characteristics of the Company's current LOM systems:

                                      LOM-2030H                          LOM-1015Plus
LASER:                                50 Watt CO                         25 Watt CO

LASER BEAM DIAMETER:                  0.203mm-0.254mm                    0.203mm-0.254mm

POSITIONING SYSTEM:                   X-Y Positioning Table moves the    X-Y Positioning Table moves the
                                      laser beam                         laser beam

SHEET MATERIAL TYPES:                 Paper, plastic and other           Paper, plastic and other
                                      materials coated with heat seal    materials coated with heat seal
                                      adhesives in roll form             adhesives in roll form

COMPUTER:                             Pentium-based PC                   Pentium-based PC

OPERATING SYSTEM:                     MS-Windows NT, MS-DOS              MS-Windows NT, MS-DOS

SOFTWARE:                             LOMSlice(TM) software              LOMSlice(TM) software

NETWORK:                              Ethernet compatible                Ethernet compatible

SYSTEM DIMENSIONS:                    3 units requiring 4.88m L x        1.226m W x 0.743m D x 1.308m H;
                                      3.66m W x 140cm H; 1404kg          454kg

CURRENT DOMESTIC LIST PRICE:          $254,000                           $92,600

MAXIMUM PART SIZE:                    813mm L x 559mm W x 508mmH;        381mm L x 254mm W x 356mm H;
                                      204kg                              32kg

     The Company also sells rolls of sheet-form materials used with its LOM systems, including standard performance LOM paper ("LPS"), high performance LOM paper ("LPH"), LOM composite ("LGF"), flame-retardant paper ("LPF"), and polyester plastic ("LXP"), each in various widths and lengths.

     The Company offers its customers service contracts directly or though its distributors for the periods following the expiration of the one-year warranty. A typical service contract includes labor and parts for preventative maintenance, technical support and repairs. The Company offers programs under which customers may elect to obtain upgrade kits as part of regular service contracts, as well as outright sale of upgrade kits for older systems.

     The Company also produces prototypes and models for industrial designers and engineers on a per-order basis. The prototypes and models are produced at the Company's Technical Resource Center ("TRC") located at the Company's headquarters, which is equipped with several of the Company's LOM systems. The TRC is mainly used to provide internal technical training and testing support to other departments within the Company; however, to fully utilize the LOM systems when they are not being used for these other purposes, the TRC also offers LOM services to outside entities on a limited basis.

Research and Development

     The Company's research and development department was formally established in January 1994. Since then much of its activity has been (i) to develop new materials for the LOM process and (ii) to improve the LOM system processing speeds.

     The Company's sustaining engineering efforts continually have resulted in improvements to the LOM-1015 and LOM-2030 systems, based on customer feedback as well as internal analyses. Developmental engineering's objective is next generation technology (hardware, software, and materials) for both major changes to the 1015 and 2030 platforms, as well as introduction of a new LOM system series. In both sustaining and developmental engineering, the Company seeks improved system precision and reliability, greater accuracy in the produced objects, faster object production speeds, and easier operation of the LOM systems.

     The Company continues to pursue government and industry sponsored research grants to provide funds for continued research and development. The Company has performed research under government research contracts to examine ceramics and ceramic matrix composites, polymer composites and metals with its LOM systems. It has entered into research alliances with certain corporations as well, both domestically and overseas.

New Products

     During the fiscal year ending July 31, 1998, the Company hopes to introduce a new LOM system with a working volume between that of the 1015 and 2030 systems. This new system will incorporate the Company's next-generation software and laser cutting systems. It is expected to be faster, easier to use and more reliable than the Company's current LOM systems.

New Materials

     The Company plans to dedicate much of its research and development efforts to the testing and development of new materials to be used with its LOM systems, including moisture resistant papers, plastics, ceramics and ceramic composites, high performance polymer composites and metals. It is also continuously improving the process feedback systems and software to improve heat and pressure consistency during object construction for each type of material. The Company is testing various improved sealants to minimize swelling and edge delamination of newly produced objects.

Manufacturing

     The Company's in-house manufacturing efforts consist of manually assembling LOM system components on a build-to-forecast basis to minimize both inventory costs and delivery lead times. Sales and shipment forecasts are determined by a committee comprised of sales, finance, manufacturing and engineering personnel, which meets weekly.

     The Company buys major component parts from outside vendors, subcontractors and other sources, and assembles them at the Company's operating facility. The Company considers its relationships with its suppliers to be good. Procurement lead times for the components range from four to 12 weeks.

The Company performs numerous diagnostic tests and quality control procedures throughout the assembly process, which takes approximately six weeks.

     The Company does not believe it is dependent on any single source for any of its purchases, but it could take six to 12 weeks for the Company to locate other suppliers of the lasers, machine enclosures and motion-control components, including the time it would take to test and change the design, if necessary, of such items. The Company currently maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for near-term production.

Sales and Marketing

     The Company's sales and marketing efforts include press releases, trade magazine articles, customer studies, brochures, direct mailings, trade show demonstrations and videos. In September 1997, the Company hired a new Marketing Director, who reports to the Vice President, Worldwide Sales and Marketing.

     The market for the Company's LOM systems and related materials and supplies is largely comprised of entities that design and manufacture mechanical products, including service bureaus that produce models and prototypes on a per-order basis. Potential customers typically have 3-D CAD capability and need to produce at least one object per week to justify the cost of purchasing a LOM system. The Company's rapid prototyping systems and related materials are substantially less expensive than rapid prototyping products and materials sold by certain of the Company's competitors. The Company believes that this allows its customers to recapture their investment in the Company's rapid prototyping systems more quickly than for such competitive systems, which is attractive to entities with comparatively low production needs.

     The Company's sales efforts are conducted by a staff of sales personnel who manage a developing global network of independent distributors, representatives and agents. Distributors obtain customer leads from the Company and from trade shows, referral agents and direct inquiries.

     The Company's products are distributed from the its Torrance, California facility to customers throughout North America, as well as internationally, including Japan, Korea, China, Australia, Russia, South America, Germany, the United Kingdom, France, Italy and Sweden.

Competition

     Most models and prototypes are made by machinists and engineers working from blueprints or CAD designs using traditional machining methods. To compete with these methods, the Company must effectively educate the consumer on the advantages of rapid prototyping in general and the Company's LOM system technology in particular.

     A number of different technologies are employed in commercial rapid prototyping devices marketed by the Company's competitors. Stereolithography is used in the products of 3D Systems, Inc., Aaroflex, Inc., Cubital, Ltd., CMET, D-MEC, Mitsui and Teijin Seiki Company. 3D Systems, Inc. sold the first commercial rapid prototyping product, and the Company believes that it may have accounted for over a third of the total worldwide rapid prototyping sales to date. In addition, DTM Corporation and EOS GmbH produce rapid prototyping systems that use lasers to sinter or harden powdered material. Wax, plastic and other polymer filament nozzle extrusion technology is used by Stratasys, Inc., which the Company believes may have now sold more than a fifth of all installed rapid prototyping systems. Sanders

Prototype, Inc., BPM Inc., 3D Systems, Inc., and Z Systems use ink-jet technology to deposit material layer by layer.

     The Company believes that no competitive rapid prototyping systems similar to its LOM systems have been sold in the United States. The Japanese company Kira Corporation has sold a limited number of sheet-material systems in Asia, mostly in Japan, which use a knife to cut the sheet material and a xerographic technique to apply adhesive. The Company believes that the necessity to deposit glue xerographically limits the number of adhesives and core materials applicable for use with Kira's machines. In addition, the Singapore company Kinergy Pte. Ltd. has introduced rapid prototyping machines that are technologically similar to the Company's LOM systems, and a university-based Chinese joint venture has developed a similar system.

Customers

     The Company's rapid prototyping systems are used by corporations, universities, government laboratories and service bureaus that regularly employ 3-D CAD systems in their internal product design and development activities.
The Company's list of major corporation customers includes Boeing Aircraft Company, Cobra Golf Incorporated, Chrysler Corporation, Daimler-Benz, BMW, Ford Motor Company, General Motors Corporation, Hughes Electro-Optical Systems, Raytheon, Bombardier, Rubbermaid and Toyota Motor Corporation. The Company has also sold rapid prototyping systems to universities and governmental and private research laboratories for various uses, including research, student training and educational applications.

     The Company also sells its LOM systems to independent service bureaus that produce prototypes and models for manufacturers and others on a per-order basis, and to independent design and engineering firms that produce models and prototypes. For these customers, the decision to convert to rapid prototyping systems is based primarily upon cost considerations and the time required to recoup their investment in rapid prototyping equipment.

Patents and Proprietary Rights

     The Company considers the protection of its technology to be material to its business. In June 1988, Michael Feygin, the Company's co-founder, President, Chief Executive Officer and Chief Technical Officer, was issued a United States patent with 80 claims covering the Company's LOM systems, various aspects of the Company's LOM technology and the associated modeling process, including the apparatus and method for forming an integral three-dimensional object out of laminations of the same or gradually-varying shapes and the bi-material (i.e., adhesive) nature of the materials used in the LOM process. This patent was one of the early United States patents relating to rapid automatic prototyping systems which described, in detail, an apparatus capable of building three-dimensional objects by means of lamination. In October 1994, a second United States patent with 24 claims was issued to Mr. Feygin covering additional aspects of the LOM technology, including several selective bonding techniques and the method by which the Company's LOM systems leave the support material around the three-dimensional object and cross-hatch such material to allow for the easy removal of the material at the end of the LOM process. In June 1997, Mr. Feygin was granted a third patent which extended the claims under the first two patents with respect to the systems' design. Mr. Feygin was also issued a European patent and a Canadian patent covering various aspects of the LOM technology and the associated modeling process. All of the foregoing patents have been assigned to the Company by Mr. Feygin. Kira Corporation has filed an opposition to the European patent which is currently pending the European Patent Office. In addition, the Company is negotiating for patent rights to certain other related technology.

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

     The future success of the Company may also depend in part on the Company not infringing upon patents it does not own. Accordingly, it has engaged in negotiations concerning patents it considers of the greatest potential importance. There can be no assurance that patents belonging to competitors will not require the Company to alter its products or processes, pay licensing fees or cease development of its current or future products. Any litigation regarding infringement could result in substantial costs to the Company and distraction of the Company's management, and any adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. Further, there can be no assurance that the Company will be able to license other technology that it may require at a reasonable cost or at all. Failure by the Company to obtain a license to any technology that it may require to commercialize its products would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, to determine the priority of inventions, the Company may have to participate in interference proceedings declared by the United States Patent and Trademark Office or in proceedings before foreign agencies with respect to any of its existing patents or patent applications or any future patents or applications, any of which could result in substantial costs to the Company and distraction of the Company's management.

     The Company also relies upon trade secrets, know-how and continuing technological innovations to develop and maintain its competitive position. The Company has not obtained registered trademarks for its corporate name, nor any other trademark other than Laminated Object Manufacturing(R) and the LOM logo. There can be no assurance that the registered or unregistered trademarks or trade names of the Company may not infringe upon third party rights.

     The Company also seeks to protect its unpatented trade secrets, know-how and continuing technological innovation, in part, by confidentiality agreements with its corporate partners, collaborators, employees and consultants. These agreements typically provide that all confidential information developed or made known to the individual or entity during the course of the individual's or entity's relationship with the Company is to be kept confidential and not disclosed to third parties except in specific circumstances. In the case of employees, the agreements provide that, to the extent permitted by applicable law, all inventions conceived by the individual in the course of their employment with the Company are the exclusive property of the Company. There can be no assurance that these agreements will not be breached, that the Company would have adequate remedies for any breach, or that the Company's trade secrets will not otherwise become known or be independently discovered by competitors. Further, there can be no assurance that the Company will be able to protect its trade secrets or that others will not independently develop substantially equivalent proprietary information and techniques.

Employees

     As of September 30, 1997, the Company had a total of 82 employees, of which 19 were involved in production, shipping, receiving, purchasing, quality and manufacturing administration, 19 in engineering and research and development, 15 in sales and marketing, 16 in customer support and 13 in general administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

Government Regulation

     The Company is subject to various local, state and federal laws and regulations that affect businesses generally in the countries in which it does business and sells its products, including regulations promulgated by federal and state environmental, health and safety agencies, as well as to various laws pertaining to the hiring, treatment, safety and discharge of employees. Historically, regulatory compliance has not had a material adverse effect on the Company's sales or operations. The Company believes it is in compliance with material applicable laws.


Certain Factors That May Affect The Company's Business and Future Results


     Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and anticipates experiencing further losses in fiscal 1998.
Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM system machines. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $1.8 million in operations during fiscal 1997. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. Although the Company has secured $1.0 million line of credit with Comerica Bank, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     Quarterly Fluctuations. The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's sales and customer mix, delays in shipping new systems, the introduction of new products and new product enhancements by the Company or its competitors, pricing pressures, increases in expenditures relating to pursuing the Company's business strategies, general economic conditions and other factors. For example, because prospective customers may defer purchasing a LOM system in anticipation of the release of an improved system, the Company believes that sales of its existing rapid prototyping systems may decrease in the periods immediately preceding the introduction of new LOM systems. In this respect, the Company believes that sales of its earlier-generation LOM-2030 have been adversely affected in recent periods because of the recent introduction of its latest-generation LOM-2030H and expects that its net sales will continue to be adversely affected during the transition to sales of its latest-generation LOM-2030H. In addition, the Company used a portion of the proceeds of its initial public offering to accelerate certain product development activities. The Company believes that the timing of these expenditures affected the Company's results of operations in the last six quarters. The decline in sales of earlier-generation LOM-2030 during this transition period, together with increased product development expenditures, have resulted in net losses for the Company during this transition period, including the quarter ending July 31, 1997. The Company may continue to experience net losses in future quarters until sales of commercial quantities of the Company's latest-generation LOM systems are achieved, and, even once such sales levels are achieved, net losses may continue to be experienced for the reasons previously cited. Accordingly, there can be no assurance that the Company will be profitable in any quarter.

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

ITEM 2.  PROPERTIES

     The Company's headquarters and operating facilities are located in a 43,600 square foot facility in Torrance, California. The Company moved into the facility in August 1994 and purchased the facility in November 1994. The facility is subject to two loans which aggregated $1,907,597 and $1,875,266 at July 31, 1996 and July 31, 1997, respectively. The Company believes that, in general, its facility is adequately maintained, is in good condition and is adequate for the Company's needs in the foreseeable future. The Company may expand its manufacturing operations within this facility in the near future, and if it does so, it will need to store its inventory of materials and supplies at another location. The Company believes that it will be able to secure adequate space for this purpose, if necessary.

     The Company also currently leases 4,800 square feet of office space in Auburn Hills, Michigan, which serves as a sales office and warehouse. The annual rent payment under the lease is $34,800, subject to certain adjustments, and the lease expires on November 30, 1998.

ITEM 3.  LEGAL PROCEEDINGS

     The Company is not a party to any material legal proceedings and does not know of any pending litigation affecting it or its property, other than the aforementioned opposition proceeding in the European Patent Office and routine litigation which is incidental to the Company and its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1997.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 8, 1996, the Company's Common Stock has traded on the Nasdaq National Market. The following table presents quarterly information on the high and low closing sales prices of the Company's Common Stock, as reported on the Nasdaq National Market.

                                          High                 Low
                                          ----                 ---
Fiscal Year ended July 31, 1997
First Quarter                            $4.25               $2.00
Second Quarter                           $3.375              $1.625
Third Quarter                            $2.75               $1.375
Fourth Quarter                           $2.25               $1.25

Fiscal Year ended July 31, 1996
First Quarter                               N/A                 N/A
Second Quarter                              N/A                 N/A
Third Quarter                            $7.75               $4.50
Fourth Quarter                           $5.25               $1.75

     As of July 31, 1997, there were approximately 900 stockholders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The Company designs, develops, manufactures and markets rapid prototyping systems used by manufacturers, design engineering firms, universities and others to make physical models, industrial patterns and prototypes directly from 3-D CAD files. The Company's systems use the Company's LOM technology to produce physical models and other three-dimensional objects used as models, or in the preliminary testing of the form, fit or function of a part, or the conversion of patterns into usable parts through secondary processes, such as sand casting and rubber molding, or in industrial pattern making and similar applications. The Company also sells sheet-form materials and other supplies used with its LOM systems.

     From inception until 1992, the Company was engaged primarily in the research and development of its LOM systems and related materials. The Company commenced shipping its LOM systems in early 1992 and as product commercialization and acceptance of the Company's products developed, the need arose to establish a supporting infrastructure. This process began in the fiscal year ended July 31, 1994, as the number of employees increased from 25 to 57 by the end of that fiscal year. Growth continued during the following three fiscal years as the employee base was expanded. The additional staffing and accompanying overhead costs added significant expenses that impacted gross profits, operating expenses and earnings. In addition, better financial reporting methods (standard cost, inventory control, allocation of expenses by department) were implemented, new benefits programs were added, more sophisticated information systems were installed and the Company purchased and expanded its facilities. During the fiscal year ended July 31, 1997 the Company began to implement cost-cutting programs in an effort to return to profitablility. The Company has experienced significant losses from operations in its two most recent fiscal years and anticipates experiencing further losses in fiscal 1998. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest generation LOM system machines. Moreover, there an be no assurance that even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace.

     Because of these and other factors affecting the Company's operating results, past financial performance should not be considered a reliable indicator of future performance, and investors should not use historical trends to anticipate results or tends in future periods.

Annual Results of Operations

     The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:


                                                      Fiscal Year Ended
                                                           July 31,
                                                      -----------------
                                                        1996     1997
                                                       ------   ------
Net sales.......................................        100.0%   100.0%
Cost of sales...................................         53.7     59.9
                                                        -----    -----
Gross profit....................................         46.3     40.1
Selling, general and administrative expense.....         39.4     41.6
Research and development expense................         16.4     18.6
                                                        -----    -----
Loss from operations............................         (9.5)   (20.1)
Other income (expense)..........................         (1.4)    (1.9)
                                                        -----    -----
Loss before income tax benefit..................        (10.9)   (22.0)
Income tax benefit..............................         (3.7)     (.4)
                                                        -----    -----
Net loss........................................         (7.2)%  (21.6)%
                                                        =====    =====

Comparison of Fiscal Years Ended July 31, 1997 and July 31, 1996

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process and services which consist primarily of contracts for repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and grants. Net sales for the fiscal year ended July 31, 1997 were approximately $14,047,000, an increase of approximately $1,725,000 or 14%, compared to net sales of approximately $12,322,000 for the fiscal year ended July 31, 1996. The Company sold 23 and 25 LOM-1015 systems in fiscal years 1996 and 1997, respectively, while also selling 38 and 51 LOM-2030 systems in fiscal years 1996 and 1997, respectively. The sales increase was primarily due to the revenues generated from the increased unit sales of the 2030H-LOM system, the first of which was shipped in October 1996. The increase took place even though there was a decrease of approximately 22% in the list price of the next generation LOM-1015 systems which began shipping in March 1997. Foreign system shipments accounted for approximately 76.3% of units shipped as opposed to 57.9% for the fiscal year ended July 31, 1996. In addition, 67.1% of the Company's LOM system sales in fiscal 1997 were sales of LOM-2030 systems, as compared to 62.3% of sales in fiscal 1996, and the LOM-2030 system sells for a substantially higher price than the LOM-1015. As of July 31, 1997, the Company had deferred gross profit in the amount of approximately $264,000, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for upgraded versions. The amount of deferred gross profit decreased from the $446,000 as of July 31, 1996, as the Company fulfilled provisions of some agreements by delivering upgraded systems during the fiscal year ended July 31, 1997.

Information with respect to the product mix of the Company's sales in the fiscal years ended July 31, 1997 and July 31, 1996, respectively, is as follows:

Product Mix Percentage:                         Fiscal Year Ended
------------------------                        ------------------
                                      July 31, 1997           July 31, 1996
                                      -------------           -------------
LOM Systems                                    79.1%                   77.3%
Materials and Service                          20.9%                   22.7%
LOM System Units Sold During
----------------------------
the Periods Indicated:
----------------------
                                         LOM-1015s                LOM-2030s
                                         ---------                ---------
Fiscal Year ended July 31, 1996                  23                      38
Fiscal Year ended July 31, 1997                  25                      51

     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the fiscal year ended July 31, 1997 was approximately $5,634,000, a decrease of approximately $76,000 or 1.3%, compared to gross profit of approximately $5,710,000 for the fiscal year ended July 31, 1996. Gross profit as a percentage of sales decreased from 46.3% in the fiscal year ended July 31, 1996, to 40.1% in the fiscal year ended July 31, 1997.

     The decrease in gross profit as a percentage of sales was attributable primarily to higher costs of material and labor for the LOM-2030 systems in 1997 as well as lower margins attributable to the LOM-1015 systems, whose domestic list price had been decreased by approximately 22%. The decrease was partly offset by decreased sales of materials and services, which have lower margins than systems. Materials and service sales decreased to 20.9% of net sales during the fiscal year ended July 31, 1997, compared to 22.7% of net sales during the fiscal year ended July 31, 1996. To the extent that the Company's sales continue to consist of a greater percentage of LOM-2030s, including the LOM-2030H, along with the reduced pricing of the LOM-1015s, the Company's gross profit margins are unlikely to increase. Further, there can be no assurance the Company will be able to maintain current levels of gross profit on sales of its LOM-2030H and LOM-1015Plus systems as compared to the LOM-2030s and LOM-1015s.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expenses for the fiscal year ended July 31, 1997 were approximately $5,848,000, an increase of approximately $991,000 or 20.4%, compared to approximately $4,857,000 for the fiscal year ended July 31, 1996.

     The increase resulted primarily from increased spending in the areas of advertising, trade shows, outside services, travel, hiring costs of new sales representatives and costs related to strengthening the sales and marketing presences of the Company. Such additional hirings and increased expenditures were made to facilitate the introduction and market acceptance of the LOM-2030H and to adequately support and increase sales to existing customers with installed LOM systems. The Company incurred increased auditing and tax services, outside services, and administrative-related expenses attributable to being a public company for its first full reporting year in fiscal 1997. However, should sales of the LOM systems, materials, and services fail to match such levels of expenditures, management anticipates re-evaluating the Company's expenditure levels.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants which the Company uses to subsidize certain research activities. Research and development expense for the fiscal year ended July 31, 1997 was approximately $2,609,000, an increase of approximately $579,000, or 28.5% compared to approximately $2,030,000 for the fiscal year ended July 31, 1996. The increase was primarily due to development costs (materials and personnel) related to the LOM-2030H and LOM-1015Plus and the testing of new sheet form raw materials to be used with the Company's LOM systems. In addition, during the fiscal year ended July 31, 1997, the Company realized the first full year impact of the salary and benefit expenses related to the hiring of a highly qualified engineering staff during the latter part of fiscal 1996.

     Increased spending on research and development expenses related to the LOM-2030H and LOM-1015Plus was incurred during fiscal 1997 to complete these products which were released in October 1996 and March 1997, respectively. Significant amounts were also expended on continuing software upgrades to the LOM operating system as well as sustaining engineering support of existing products. The development and testing of new materials such as plastic, which was released in March 1996, and composite material, which the Company anticipates will be released by the end of calendar 1997, also required significant expenditures. As commercial levels of production of the LOM-2030H and LOM-1015 have been achieved, the Company expects a slight decrease in research and development expenses in the fiscal year ending July 31, 1998. However, there can be no assurance that increases in such expenditures will not become necessary for unanticipated engineering or future development projects.

     Other Income (Expense).   Net other expense for the fiscal year ended July
31, 1997, was approximately $265,000, compared to other expense of approximately $167,000 for the fiscal year ended July 31, 1996. The change was primarily due to the recording of $104,000 of expenses related to the 50,000 warrants issued to Cruttenden Roth in exchange for their issuance of a $1,500,000 credit line to the Company. The expense was determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock- Based Compensation" which requires that these instruments be accounted for based on the fair market value at the date of grant.

     Income Tax Benefit. The income tax benefit for the fiscal year ended July 31, 1997, was approximately $56,000 as compared to approximately $457,000 for the fiscal year ended July 31, 1996, resulting in effective tax rates of (1.8)% and (34.0)%, respectively. The change was primarily due to the establishment of a valuation account for net deferred tax assets.

Liquidity and Capital Resources

     During its early years, the Company obtained government funding to conduct research and development activities relating to the LOM process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. More recently, the Company has funded its cash requirements primarily from cash flow from operations and from short term borrowings under its revolving credit facility. In addition, the Company has continued to actively pursue government funding to subsidize research and development projects.

     The Company used cash of approximately $2,438,000 and $1,827,000 in operations during the fiscal years ended July 31,1996, and July 31, 1997, respectively, even though net loss increased by

$2,145,000. The decrease in cash used in operations is primarily the result of decreases in accounts receivable, deferred income taxes and a reduced rate of increase in inventories.

     Working capital was approximately $2,565,000 at July 31, 1997, compared to approximately $5,338,000 at July 31, 1996. The decrease from July 31, 1996 to July 31, 1997 was due primarily to the increased net loss experienced in 1997.

     Cash used in investing activities, which includes purchases of property, plant and equipment, was approximately $664,000 and $161,000 for the fiscal years ended July 31, 1996 and 1997, respectively. The decrease during the fiscal year ended July 31, 1997 was primarily attributable to reduced spending for the purchase of engineering hardware and software, information systems network hardware and office equipment, as compared to the prior year. The Company anticipates that its capital expenditures for the fiscal year ending July 31, 1998 will be approximately $115,000, which will be used primarily to upgrade the facility in Torrance for such things as new roofing , air conditioning and lighting.

     In addition to negative operating cash flow, the Company reported a net loss of approximately $887,000 and $3,032,000 for the years ended July 31, 1996 and 1997, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome these conditions include continuing cost-cutting programs implemented in 1997 and raising additional debt and equity capital to fund operations.

     As of July 31, 1997, the Company had a revolving line of credit facility (the "Primary Facility") with Comerica Bank, which would have expired on May 1, 1998, that provided for maximum borrowings of $1,500,000, subject to borrowing base limitations for eligible accounts receivables and inventory. Borrowings under the Primary Facility bore interest at the Company's option, at either the bank's base rate (8.5% at July 31, 1997) less .75%, or the London Inter-Bank Market Offered Rate ("LIBOR") plus 3.00%. At July 31, 1997 there were no amounts outstanding under the Primary Facility.

     Under the Primary Facility, the Company was subject to certain financial covenants, including requirements for maintaining defined levels of tangible net worth and quarterly profitability, as well as certain financial ratios. As a result of the $3,032,000 loss reported in 1997, the Company did not comply with certain of these covenants. In November 1997, to cure the covenant defaults, the Company amended its existing Primary Facility and obtained an additional line of credit facility (the "Secondary Facility") with Comerica Bank. These facilities provide for aggregate maximum borrowings of $1,000,000.

     The amended Primary Facility, which expires February 28, 1998, provides for maximum borrowings of $500,000, subject to borrowing base limitations for eligible accounts receivables and inventory. Borrowings under the amended Primary Facility bear interest, at the Company's option, at either the bank's base rate plus 1.25%, or LIBOR plus 3.00%.

     The Secondary Facility, which expires August 1, 1998, provides for maximum borrowings of $500,000. Borrowings under the Secondary Facility bear interest, at the Company's option, at either the bank's base rate, or LIBOR plus 2.75%.

     Both credit facilities are collateralized by substantially all assets of the Company, except for land and the building, which serves as a warehouse facility and corporate offices. Under the Primary Facility, the Company is subject to certain covenants, including requirements for maintaining defined levels of tangible net worth and quarterly profitability, as well as various financial ratios.

     In addition to amending its existing line of credit with the bank, the Company issued 80,000 shares of the Company's convertible Series A Preferred Stock, $.001 par value, to an investment banker for $500,000 in November 1997. The shares are convertible into common stock at the rate of five shares of common stock per share of preferred stock. In connection with the issuance of preferred stock, the investment banker agreed to guarantee the $500,000 secondary line of credit facility with the bank in exchange for a five year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. Additional consideration of 10,000 five year warrants to purchase the Company's common stock at $1.75 per share will be granted to the investment banker for each $100,000 that the Company borrows under the secondary line of credit facility. Under the terms of the preferred stock purchase agreement, the Company is obligated to pay the investment banker a commission on the purchase paid for additional shares of Series A Preferred Stock purchased by investors who are introduced to the Company by the investment banker, at a rate of 6.0% of the aggregate purchase price paid by such investors.

     There can be no assurance that the Company will be successful in returning to profitability or obtaining additional capital or that the capital raised will be sufficient to fund the Company's operations until such time as the Company is able to operate profitably. If the Company is unsuccessful in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.

     Impact of Recently Issued Accounting Standards

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The statement is effective for interim periods and fiscal years ending after December 15, 1997. The Company does not expect that the statement will have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On June 18, 1997, the Board of Directors of Helisys, Inc., a Delaware corporation (the "Company") dismissed Arthur Andersen LLP as the Company's auditors. On July 10, 1997 the Company engaged Deloitte & Touche LLP as its auditors.

     In connection with its audit for the fiscal years ended July 31, 1995 and July 31, 1996, Arthur Andersen LLP advised the Company, including the Company's Audit Committee of its Board of Directors, that it disagreed with the Company's recognition of revenue with respect to sales of four rapid prototyping systems made during each such year. Arthur Andersen LLP advised the Company as to the requirements for revenue recognition under generally accepted accounting principles and, consequently, the Company did not reflect such sales in the audited financial statements for the fiscal years ended July 31, 1995 and July 31, 1996, respectively. If such sales had been reflected on the Company's financial statements for the fiscal years ended July 31, 1995 and July 31, 1996, respectively, then Arthur Andersen LLP would have made reference to such matters in connection with its reports relating to such audited financial statements. Arthur Andersen LLP's reports on the financial statements for the fiscal years ending July 31, 1995 and July 31, 1996, respectively, contained no adverse opinions or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.


                                   PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Michael Feygin, 44, co-founded the Company's predecessor in 1985 and has served as Chairman of the Board, Chief Executive Officer and Chief Technical Officer since the Company's inception in 1990. Mr. Feygin developed the Laminated Object Manufacturing technology ("LOM") on behalf of the Company. Mr. Feygin completed his Bachelor of Science degree in Mechanical Engineering in Moscow at the Technological Institute of Food Industry and earned a Master of Science degree at the Illinois Institute of Technology.

     Robert D. Crangle, 54, co-founded the Company's predecessor in 1985 and served as a Director and Vice President of the predecessor until the Company was formed in 1990. He served as Senior Vice President and Secretary of the Company from 1990 until October 1995, and has served as a Director of the Company since its inception in 1990. Mr. Crangle earned the Certified Management Consultant designation in 1980 and is also an attorney admitted to the bar in Massachusetts, Illinois, and Kansas. Mr. Crangle has been President of Rose & Crangle, Ltd., a Kansas corporation and management consulting firm, since 1984, emphasizing science policy as well as manufacturing operations and entrepreneurship. He has been a practicing attorney, emphasizing business law, with the firm of Metz and Crangle since 1987, and has been the Lincoln County, Kansas County Attorney since 1997. Mr. Crangle received a degree in Nuclear Engineering from Kansas State University and a law degree from Harvard Law School.

     Dave T. Okazaki, 49, has been Chief Financial Officer, Secretary and a Director of the Company since October 1995, and from March 1994 to October 1995 was Controller of the Company. Mr. Okazaki was Vice President of Finance and Administration at Superior Engineered products from July 1993 to March 1994. From May 1992 to June 1993, Mr. Okazaki concentrated on a private business venture to raise capital to fund the manufacturing of a desktop digital film recorder, and from December 1988 to April 1992, Mr. Okazaki served as Vice President of Finance and Administration at Cymbolic Sciences International, a manufacturer of automated inspection equipment, photoplotters and digital film recorders. Mr. Okazaki received a Bachelor of Science degree in Accounting from the University of Denver, and is currently enrolled in a masters degree program.

     B. Allen Lay, 63, has been a Director of the Company since January 1997. Mr. Lay has been Chief Executive Officer of Westbrae Natural Foods, Inc. ("Westbrae") since January 1995, and has been a director of Westbrae since 1987. Mr. Lay was the Chief Executive Officer of Meridian Data, Inc. from July 1993 to December 1994. Since 1982 he has been a General Partner of Southern California Ventures. Mr. Lay is a director of ViaSat, Inc. and PairGain Technologies, Inc. Mr. Lay received a degree in Industrial Management from the University of Kansas.

     Frederick M. Haney, 56, has been a Director of the Company since March 1996. Since May 1991, Mr. Haney has been President of The Venture Management Company, a management consulting firm specializing in strategic growth, technology transfer and the formation of new businesses, and has served as a member of the Board of Directors of Adaptive Solutions, Inc., a publicly traded developer and manufacturer of neural network and imaging processing computers. Since September 1996, Mr. Haney has served as a member of the Board of Directors of CAM Data Systems, Inc., a publicly traded provider of software systems for retail establishments. From January 1984 until March 1991, Mr. Haney was Senior Vice President and Manager of West Coast Activities for 3i Ventures, a venture capital firm. Mr. Haney also currently serves on the Board of Directors of several privately held companies, as well as Rainbow Technologies, Inc., a publicly traded developer and manufacturer of security software. Mr. Haney received a Bachelor of Arts degree in Mathematics from Ohio Wesleyan University, a Masters of Science in Mathematics from Colorado State University and a Ph.D. in Computer Sciences from Carnegie-Mellon University.

     Jack Andersen, 59 has been Vice President-Worldwide Sales of the Company since June 1996. Mr. Andersen served as Director of Worldwide Sales and Service at Industrial Electronic Engineers Inc. from June 1994 until May 1996. From July 1992 until May 1994, Mr. Andersen served as Vice President-Worldwide Sales and Support of Sanyo Icon, Inc. and from January 1990 until June 1992. Mr. Andersen served as President of Supreme Connection, Inc., a private consulting firm. Mr. Andersen received a Bachelor of Science degree in Business Administration from the University of California, Los Angeles.

ITEM 10.  EXECUTIVE COMPENSATION.

          The following table sets forth summary information concerning compensation paid or accrued by the Company for services rendered during the two fiscal years ended July 31, 1997, to the Company's Chief Executive Officer and to the other executive officers employed by the Company as of July 31, 1997.

                           Summary Compensation Table

                                                                             Long Term
                                                                           Compensation
                                        Fiscal Year                         Securities
                                           Ended                            Underlying      Other Annual
                                         July 31,      Salary     Bonus     Options (#)    Compensation(1)

Michael Feygin
 Chief Financial Officer, President
 and Chief Technical Officer.........      1997       $225,000   $ 2,647         --              --
                                           1996       $159,614   $91,942         --              --
Dave T. Okazaki
 Chief Financial Officer.............      1997       $105,000      --         16,300            --
                                           1996       $ 88,308   $15,619       22,600            --
Jack Andersen
 Vice President-Worldwide Sales......      1997       $125,000      --         20,000         $35,117
                                           1996       $ 20,708      --         30,000            --

______________
(1)  Represents commissions earned.

Option Matters

  Option Grants. The following table sets forth certain information concerning grants of stock options to each of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 1997.

                       Option Grants in Last Fiscal Year

                                   % of
                               Total Options
                                 Granted to
                   Options      Employees in      Exercise
Name               Granted      Fiscal Year     Price ($/Sh)     Expiration Date

Michael Feygin        --            --               --                 --
Dave T. Okazaki     11,300          4.6%           $2.375            9/18/06
                     5,000          2.0%           $1.875             2/4/07
Jack Andersen       15,000          6.1%           $2.375            9/18/06
                     5,000          2.0%           $1.875             2/4/07

  Option Exercises. No options were exercised by any of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 1997.

  The following table includes the number of shares covered by both exercisable and unexercisable stock options as of July 31, 1997. None of the options reflected below were "in the money" at July 31, 1997 (i.e., with a positive spread between the closing sales price as reported by NASDAQ/NMS of $1.25 per share of Common Stock as of July 31, 1997, and the exercise price of such stock options).

                    Aggregate Fiscal Year-End Option Values

                             Number of Unexercised
                                   Options at
                                Fiscal Year-End
                                ---------------
                         Exercisable      Unexercisable
                         -----------      -------------
Michael Feygin               --                  --
Dave T. Okazaki            14,255              24,645
Jack Andersen              12,250              37,750

Consulting Agreements

  On April 1, 1996, the Company entered into a Professional Services Agreement with Mr. Crangle and Rose & Crangle, Ltd., a Kansas corporation of which Mr. Crangle is a 50% shareholder. Under the terms of this Agreement, Rose & Crangle is paid $6,600 per month for consulting services performed on behalf of the Company and the Company reimburses Rose & Crangle's expenses incurred in connection with performing such consulting services.

Director Compensation

  Each non-employee director is paid $10,000 annually for serving on the Board. The Company has and will continue to pay the expenses of its non-employee directors incurred in attending Board meetings. In addition, pursuant to the terms of the Company's 1995 Stock Incentive Plan, each non-employee director of the Company, so long as they beneficially own less than 1% of the outstanding Common Stock of the Company, including any outstanding options to purchase Common Stock which are exercisable within 60 days of the date of grant, will be granted nonstatutory options to purchase 15,000 shares of Common Stock, at fair market value, on the date of commencement of service on the Company's Board of Directors and every four years thereafter, provided that all unvested options shall terminate upon the termination of the non-employee director's service on the Board of Directors. All options granted to non-employee directors under the Company's 1995 Stock Incentive Plan become 25% exercisable on the date of grant and become exercisable at the rate of 25% every 12 months thereafter.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The following table sets forth, to the knowledge of the Company, certain information regarding the beneficial ownership of the Company's Common Stock as of November 15, 1997, by (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, (ii) each of the Company's directors and nominees, (iii) each of the named executive officers in the Summary Compensation Table and (iv) all of the Company's executive officers and directors as a group. Except as indicated in the footnotes to this table, the Company believes that the persons named in this table have sole voting and investment power with respect to the shares of Common Stock indicated.

                                                    Shares
        Name and Address of                      Beneficially
          Beneficial Owner                        Owned (1)
----------------------------------------------------------------------
                                            Number          Percent
                                    -------------------  --------------
Michael Feygin (2)(3)                     1,993,260            49.5%

Robert D. Crangle (4)(5)                    355,178             8.8%
 102 E. Lincoln Avenue
Lincoln, Kansas  67455

Dave T. Okazaki (2)(6)                       17,255              *

B. Allen Lay (7)                                  5,250              *
  19 Caballeros Road
  Rolling Hills, California 90274

Jack Andersen (2)(8)                             15,174              *

Frederick M. Haney (9)                            5,250              *
  3433 Paseo del Campo
  Palos Verdes Estates, California  90274

All directors and officers as a group (10)    2,391,367            58.9%

________________
*Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 15, 1997, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) The address of such stockholder is c/o Helisys, Inc., 24015 Garnier Street, Torrance, California 90505.

(3) Does not include 120,000 shares held in irrevocable trust for the benefit of Mr. Feygin's children, over which Mr. Feygin disclaims beneficial ownership.

(4) Includes 342,928 shares owned of record by Rose & Crangle, Ltd., a Kansas corporation ("Rose & Crangle") and management consulting firm. Robert D. Crangle, a Director of the Company, owns 50% of the shares of Rose & Crangle, and Mr. Crangle's spouse owns the remaining 50% of the shares of Rose & Crangle. However, pursuant to an arrangement entered into between Mr. Crangle and Rose & Crangle, Ltd., Mr. Crangle is entitled to vote 100% of the shares of the Company owned of record by Rose & Crangle, Ltd.

(5) Includes 3,750 shares subject to options exercisable within 60 days of November 15, 1997.

(6) Includes 14,255 shares subject to options exercisable within 60 days of November 15, 1997.

(7) Includes 3,750 shares subject to options exercisable within 60 days of November 15, 1997.

(8) Includes 12,250 shares subject to options exercisable within 60 days of November 15, 1997.

(9) Includes 3,750 shares subject to options exercisable within 60 days of November 15, 1997.

(10) Includes directors' and executive officers' shares listed above, including 37,755 shares subject to options exercisable within 60 days of November 15, 1997.

The Company is not aware of any arrangements that may at a subsequent date result in a change of control of the Company.


ITEM 12.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Robert D. Crangle, a director of the Company, owns 50% of the outstanding equity of Rose & Crangle, Ltd., a management consulting firm that provides a professional consulting services to the Company. Such services include the administration of research grants, preparation of business plans and other documents, and certain contractual and other matters. The Company paid Rose & Crangle, Ltd. aggregate fees and reimbursed expenses of $106,935 in the fiscal year ended July 31, 1996 and $92,460 in the fiscal year ended July 31, 1997, for such services, the majority of which were performed by Mr. Crangle.

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

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K

   The following documents are filed as part of this Form 10-KSB:

     (a)  Exhibits:
          --------

     See Index to Exhibits on Page II-2 of this Annual Report on Form 10-KSB.

     (b)  Reports on Form 8-K:
          --------------------

     The Registrant filed a Form 8-K on June 25, 1997, as amended on July 3, 1997 and on August 1, 1997, which was during the last quarter of the period covered by this report, reporting a change of auditors from Arthur Andersen LLP to Deloitte & Touche LLP.

                               Index to Exhibits
                               -----------------

   Exhibit
    Number                                       Description of Document
   -------                                       -----------------------

      2.1        Agreement and Plan of Merger between the Registrant and Helisys, Inc., a California corporation, effective November 22, 1995./(1)/
      3.1        Certificate of Incorporation of Registrant./(1)/
      3.2        Bylaws of Registrant./(1)/
      4.1        Form of Representative's Warrant Agreement by and between the Registrant and Cruttenden
                 Roth Incorporated./(1)/
     10.1        1995 Stock Incentive Plan./(1), (2)/
     10.2        Employee Stock Purchase Plan./(1), (2)/
     10.3        Form of Directors' and Officers' Indemnification Agreement./(1)/
     10.4        Agreement dated February 28, 1995, between the Aviation Applied Technology Directorate and the Registrant./(1)/
     10.5        Agreement dated August 31, 1994, between the University of Dayton Research Institute and the Registrant./(1)/
     10.6        Intentionally Omitted.
     10.7        Joint Development and Distribution Agreement for EX85Z Adhesive, dated March, 1995, between Brown-Bridge Industries, Inc. and the Registrant./(1)/
     10.8        Consulting Agreement dated November 1, 1995 between L.A. Delmonico Consulting, Inc. and the Registrant./(3)/
     10.9        Professional Services Contract dated March 7, 1996 among Rose & Crangle, Ltd., the
                 Registrant, Robert D. Crangle and Michael Feygin./(3)/
     16.1        Letter from BDO Seidman, LLP on changes in certifying accountant./(1)/
     16.2        Letter from Arthur Andersen LLP on changes in certifying accountant./(4)/
     16.3        Letter from Arthur Andersen LLP on changes in certifying accountant./(5)/
     21.1        Subsidiaries of the Registrant./(1)/
     23.1        Consent of Deloitte & Touche LLP
     24.1        Power of Attorney (included on signature page hereto).
     27.1        Financial Data Schedule

(1) Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 33-99244-LA.
(2) These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to item 13(a) of Form 10-KSB.
(3) Incorporated by reference to the same numbered exhibit of the Company's Annual Report on Form 10-KSB for the fiscal year ending July 31, 1996, as filed with the Securities and Exchange Commission.
(4) Incorporated by reference to exhibit 16.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 1997, as amended on July 3, 1997 and on August 1, 1997.

(5) Incorporated by reference to exhibit 16.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 25, 1997, as amended on July 3, 1997 and on August 1, 1997.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on December 3, 1997.

                                  HELISYS, INC.


Dated:  December 3, 1997        By:  /s/ Michael Feygin
                                       -----------------------------------------
                                       Michael Feygin
                                       Chairman, President, Chief Executive
                                       Officer and Director


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

/s/ Michael Feygin            Chairman, President, Chief      December 3, 1997
-------------------------     Executive Officer and Director
Michael Feygin                (Principal Executive Officer)

/s/ Dave T. Okazaki           Chief Financial Officer,        December 3, 1997
-------------------------     Secretary and Director
Dave T. Okazaki               (Principal Financial and
                              Principal Accounting Officer)

/s/ Jack Andersen             Vice President, Worldwide       December 3, 1997
-------------------------     Sales & Marketing

/s/ Robert Crangle            Director                        December 3, 1997
-------------------------
Robert Crangle

/s/ B. Allen Lay              Director                        December 3, 1997
-------------------------
B. Allen Lay

/s/ Frederick M. Haney        Director                        December 3, 1997
-------------------------
Frederick M. Haney

                         INDEX TO FINANCIAL STATEMENTS


                                                                      Page
                                                                      ----

Report of Independent Public Accountants.............................  F-1

Balance Sheet as of July 31, 1997....................................  F-2

Statements of Operations for the years ended July 31, 1996 and 1997..  F-3

Statements of Stockholders' Equity for the years ended July 31, 1996 and 1997...........................................................  F-4

Statements of Cash Flows for the years ended July 31, 1996 and 1997..  F-5

Notes to Financial Statements........................................  F-6

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Helisys, Inc.:

     We have audited the accompanying balance sheet of Helisys, Inc., as of July 31, 1997, and the related statements of operations, stockholders' equity, and cash flows for each of the two years in the period ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helisys, Inc., at July 31, 1997, and the results of its operations and its cash flows for each of the two years in the period ended July 31, 1997, in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company's operating losses and negative cash flow from operating activities raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also described in
Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



DELOITTE & TOUCHE LLP

Los Angeles, California
November 21, 1997

                                 HELISYS, INC.

                                 BALANCE SHEET

                                                                   July 31, 1997

ASSETS
Current assets:
     Cash and cash equivalents                                                                           $   626,976
     Accounts receivable, net of allowance for doubtful accounts of $357,000                               2,047,480
     Inventories                                                                                           2,544,235
     Income taxes receivable                                                                                 578,537
     Prepaid expenses                                                                                         60,619
                                                                                                         -----------
            Total current assets                                                                           5,857,847
                                                                                                         -----------
Property, plant and equipment:
     Land                                                                                                    838,000
     Building and improvements                                                                             1,344,122
     Office furniture and equipment                                                                          582,314
     Machinery and equipment                                                                                 869,252
                                                                                                         -----------
                                                                                                           3,633,688
     Less - accumulated depreciation                                                                         851,251
                                                                                                         -----------
       Property, plant and equipment, net                                                                  2,782,437
                                                                                                         -----------
Other assets                                                                                                  26,131
                                                                                                         -----------
Total                                                                                                    $ 8,666,415
                                                                                                         ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt and
        capital lease obligation                                                                         $    42,176
     Accounts payable                                                                                      1,188,806
     Accrued liabilities                                                                                     796,496
     Customer deposits                                                                                        37,497
     Deferred maintenance revenues                                                                           963,718
     Deferred gross profits                                                                                  263,860
                                                                                                         -----------
            Total current liabilities                                                                      3,292,553
                                                                                                         -----------
Long-term debt and capital lease obligation, net of current portion                                        1,836,995
                                                                                                         -----------
Commitments and contingencies
Stockholders' equity:
     Preferred stock, $.001 par value
       1,000,000 shares authorized, none issued
       or outstanding                                                                                             -
     Common stock, $.001 par value
       Authorized 20,000,000 shares
       Issued and outstanding 4,025,251 shares                                                                 4,026
     Additional paid-in capital                                                                            6,008,570
     Accumulated deficit                                                                                  (2,445,442)
     Deferred compensation                                                                                   (30,287)
                                                                                                         -----------
            Total stockholders' equity                                                                     3,536,867
                                                                                                         -----------

Total                                                                                                    $ 8,666,415
                                                                                                         ===========

                See accompanying notes to financial statements.

                                  HELISYS, INC.

                            STATEMENTS OF OPERATIONS


                                                                            FOR THE YEAR ENDED
                                                                  JULY 31, 1996             JULY 31, 1997
                                                               -----------------          -----------------
Net sales..................................................        $12,322,291                $14,046,907
Cost of sales..............................................          6,612,206                  8,413,098
                                                                   -----------                -----------
Gross profit...............................................          5,710,085                  5,633,809
                                                                   -----------                -----------

Operating Expenses:
   Selling, general and administrative....................           4,857,033                  5,847,578
   Research and development...............................           2,029,849                  2,608,527
                                                                   -----------                -----------
   Total operating expenses...............................           6,886,882                  8,456,105
                                                                   -----------                -----------
Loss from operations......................................          (1,176,797)                (2,822,296)
                                                                   -----------                -----------

Other income (expense):
   Interest and other income..............................              62,733                     70,722
   Interest and other expense.............................            (229,631)                  (335,899)
                                                                   -----------                -----------
                                                                      (166,898)                  (265,177)
                                                                   -----------                -----------

Loss before income tax benefit............................          (1,343,695)                (3,087,473)
Income tax benefit........................................            (457,000)                   (55,802)
                                                                   -----------                -----------

Net loss..................................................         $  (886,695)               $(3,031,671)
                                                                   ===========                ===========

Net loss per share........................................         $     (0.28)               $      (.76)
                                                                   ===========                ===========

Weighted average number of common shares outstanding......           3,200,000                  4,002,134
                                                                   ===========                ===========

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1996 AND 1997



                                                      COMMON STOCK
                                  COMMON STOCK         SUBSCRIBED       ADDITIONAL  RETAINED     ADVANCE
                                -----------------    ---------------     PAID-IN    EARNINGS       TO        DEFERRED
                                SHARES     AMOUNT    SHARES   AMOUNT     CAPITAL    (DEFICIT)  STOCKHOLDER COMPENSATION   TOTAL
                              -----------------------------------------------------------------------------------------------------
Balance at July 31, 1995       2,645,304   $2,645    54,696    $ 55    $   32,945 $ 1,472,924        -            -    $ 1,508,569
   Net Loss                                                                          (886,695)                            (886,695)
   Common stock issued in
     connection with initial
     public offering, net      1,266,111    1,267                       5,674,728                                        5,675,995
   Issuance of subscribed
     shares                       54,696       55   (54,696)    (55)                                                           -
   Common stock issued to
     employees under stock
     purchase plan                25,543       25                          75,965                                           75,990
   Advance to shareholder                                                  18,750                (40,536)                  (21,786)
   Deferred compensation on
     stock options awarded
     to employee                                                           68,695                             (68,695)         -
   Amortization of deferred
     compensation on stock
     options awarded to
     employees                                                                                                 18,216       18,216
                              -----------------------------------------------------------------------------------------------------

Balance at July 31, 1996       3,991,654   $3,992       -       -      $5,871,083 $   586,229   $(40,536)    $(50,479) $ 6,370,289
   Net Loss                                                                        (3,031,671)                          (3,031,671)
   Common stock issued to
     employees under stock
     purchase plan                39,707       40                          65,564                                           65,604
   Retirement of stock used as
     collateral for advance to
     shareholder/employee         (6,110)      (6)                        (32,077)                40,536                     8,453
   Value of 50,000 warrants
     issued as commitment
     fee to secure
     line of credit                                                       104,000                                          104,000
   Amortization of deferred
     compensation on stock
     options awarded to
     employees                                                                                                 20,192       20,192
                              -----------------------------------------------------------------------------------------------------

Balance at July 31, 1997       4,025,251   $4,026       -       -      $6,008,570 $(2,445,442)       -       $(30,287)  $3,536,867
                              =====================================================================================================


                See accompanying notes to financial statements.

                                 HELISYS, INC.
                           STATEMENTS OF CASH FLOWS

                                                                                    FOR THE YEAR ENDED
                                                                                  JULY 31,      JULY 31,
                                                                                    1996          1997
Cash flows from operating activities:
  Net loss...................................................................  $  (886,695)   $(3,031,671)
  Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation..............................................................      313,255        431,852
   Deferred income taxes.....................................................       (6,878)       545,553
   Amortization of deferred compensation.....................................       18,216         20,192
   Impairment loss realized on advance to shareholder........................                       8,453
   Amortization of net commitment fee paid with warrants.....................           --        104,000
   Noncash compensation to shareholder.......................................       18,750             --
   Loss on disposition of property, plant and equipment......................       24,099         29,167
   Changes in operating assets and liabilities:
     Accounts receivable, net................................................      (67,878)       360,835
     Inventories.............................................................     (882,596)      (450,372)
     Income tax receivable...................................................     (894,670)       316,133
     Prepaid expenses........................................................      (88,085)        85,442
     Other assets............................................................         (141)         4,970
     Accounts payable........................................................      119,861       (213,765)
     Accrued liabilities.....................................................       67,352       (106,871)
     Customer deposits.......................................................     (433,820)       (12,503)
     Deferred maintenance revenues...........................................      198,571        264,019
     Deferred gross profits..................................................       62,418       (182,298)
                                                                               -----------     -----------
       Net cash used in operating activities.................................   (2,438,241)    (1,826,864)

Cash flows from investing activities:
 Purchases of property, plant and equipment..................................     (663,750)      (161,410)
                                                                               -----------     -----------
Cash flows from financing activities:
 Payments on long-term debt and capital lease obligation.....................      (54,044)       (50,603)
 Proceeds from initial public offering of common stock, net..................    5,675,995             --
Proceeds from issuance of common stock under employee stock purchase
  plan.......................................................................       75,990         65,604
 Net advance to shareholder secured by common stock..........................      (40,536)            --
                                                                               -----------    -----------
       Net cash provided by financing activities.............................    5,657,405         15,001
                                                                               -----------    -----------
Net increase (decrease) in cash..............................................    2,555,414     (1,973,273)
Cash and cash equivalents, beginning of period...............................       44,835      2,600,249
                                                                               -----------    -----------
Cash and cash equivalents, end of period.....................................  $ 2,600,249    $   626,976
                                                                               ===========    ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest....................................  $   229,631    $   144,670
 Cash paid during the period for income taxes................................      387,242             --
Supplemental disclosures of noncash financing and investing activities:
 Warrants issued as commitment fee to secure line of credit..................                     104,000
 Inventory transfers to property, plant & equipment..........................                     193,334
 Retirement of 6,110 shares of common stock used as collateral for
   advance to shareholder/employee that became uncollectible.................  $        --    $    32,083
                                                                               -----------    -----------
---------------------------------------------------------------------------------------------------------

See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 1996 AND 1997


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

     b.   Going Concern

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996 and 1997 the Company reported a net loss of $886,695 and $3,031,671 and negative cash flows from operations of $2,438,241 and $1,826,864, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to overcome these conditions include continuing cost-cutting programs implemented in 1997 and raising additional debt and equity capital to fund operations. As described in Notes 3 and 17, in November 1997, the Company successfully amended its existing credit facility and secured a $500,000 infusion of cash in exchange for issuing 80,000 shares of convertible preferred stock to an investment banker. There can be no assurance that the Company will be successful in returning to profitability, obtaining additional capital or that the capital raised will be sufficient to fund the Company's operations until such time as the Company is able to operate profitably. If the Company is unsuccessful in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.

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

     d.   Inventories

     Inventories are stated at lower of cost (determined by first-in, first- out method) or market. Inventory costs include the cost of material, labor, and manufacturing overhead.

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

            Building and improvements................   30 years
            Office furniture and equipment...........   3 to 5 years
            Machinery and equipment..................   3 to 5 years

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

     Deferred gross profits consisted of the following at July 31, 1997:


         Deferred revenues...............................   $350,967
         Deferred cost...................................    (87,107)
                                                            --------
                                                            $263,860
                                                            ========

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

     h.   Research and Development Costs

     Research and development costs are expensed as incurred except for those costs that are reimbursable under specific contracts. As of July 31, 1996 and 1997, the Company had one significant research and development contract in process. The contract provides for cost reimbursement plus a fixed fee and is performed on a best efforts basis with no guarantee of ultimate success. Costs related to research and development contracts are included in inventory and charged to cost of sales upon recognition of the related revenues. Revenues on research and development contracts are recognized as work is performed and is estimated based on the relationship of cost incurred to date to total estimated costs to be incurred on the contract. These estimates are subject to the Company's progress and could materially vary from time to time. Costs incurred and gross profit recognized on research and development contracts are as follows:

                                          JULY 31,    JULY 31,
                                            1996        1997
                                          --------    --------

     Cost incurred to date                $809,000   $1,264,000
     Gross profit recognized to date      $ 73,000   $  115,000

     i.   Income Taxes

     Income taxes are accounted for by the asset and liability approach. Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates if and when those changes are enacted. The provision (benefit) for income taxes represents the total of income taxes paid or payable (receivable) for the current year, plus the change in deferred taxes during the year.

     j.   Cash and Cash Equivalents

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. This caption includes cash and short-term money funds.

     k.   Impact of Recently Issued Accounting Standards

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The statement is effective for interim periods and fiscal years ending after December 15, 1997. The Company does not expect that the statement will have a material effect on the Company's financial statements.

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting for Comprehensive Income" and No. 131, "Disclosure about Segments of an Enterprise and Related Information." These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

     l.   Stock Split

     As described in Note 14, in November 1995, the Company effected a 2,486.188-for-one split of its common stock. All share and per share amounts included in the accompanying financial statements and footnotes have been restated to reflect the stock split and the corresponding change in par value.

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

2.   INVENTORIES

     Inventories consist of the following at July 31, 1997:


       Raw materials and component parts.......  $1,200,434
       Work-in-process.........................     584,070
       Finished systems........................     759,731
                                                 ----------
                                                 $2,544,235
                                                 ==========

3.   LINE OF CREDIT

     As of July 31, 1997, the Company had a revolving line of credit facility (the "Primary Facility") with a bank, which would have expired on May 1, 1998, that provided for maximum borrowings of $1,500,000, subject to borrowing base limitations for eligible accounts receivable and inventories. Borrowings under the Primary Facility bore interest, at the Company's option, at either the bank's base rate (8.5% at July 31, 1997) less .75%, or the London Inter-Bank Market Offered Rate ("LIBOR") plus 3.00%. At July 31, 1997, there were no amounts outstanding under the Primary Facility.

     Under the Primary Facility, the Company was subject to certain financial covenants, including requirements for maintaining defined levels of tangible net worth and quarterly profitability, as well as certain financial ratios. As a result of the $3,031,671 loss reported in 1997, the Company did not comply with certain of these covenants. In November 1997, to cure the covenant default, the Company amended its existing Primary Facility and obtained an additional line of credit facility (the "Secondary Facility") with the bank. These facilities provide for maximum aggregate borrowings of $1,000,000.

     The amended Primary Facility, which expires February 28, 1998, provides for maximum borrowings of $500,000, subject to borrowing base limitations for eligible accounts receivables and inventory. Borrowings under the amended Primary Facility bear interest, at the Company's option, at either the bank's base rate plus 1.25%, or LIBOR plus 3.00%.

     The Secondary Facility, which expires August 1, 1998, provides for maximum borrowings of $500,000. Borrowings under the Secondary Facility bear interest, at the Company's option, at either the bank's base rate, or LIBOR plus 2.75%.

     Both credit facilities are collateralized by substantially all assets of the Company, except for land and the building, which serves as a warehouse facility and corporate offices. The Secondary Facility is guaranteed by an investment banker (see Note 17). Under the Primary Facility, the Company is subject to certain financial covenants, including requirements for maintaining defined levels of tangible net worth and quarterly profitability, as well as various financial ratios.

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following at July 31, 1997:

         Accrued commissions.........................    $124,714
         Accrued salaries and bonuses................      77,884
         Accrued vacation............................     142,106
         Accrued warranty............................     300,000
         Other accrued liabilities...................     151,792
                                                         --------
                                                         $796,496
                                                         ========


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

     Additionally, the Company leases certain equipment under a noncancellable capital lease. Below is a summary of the equipment which have been capitalized and included in property, plant and equipment in the accompanying balance sheet at July 31, 1997:

         Cost........................................    $60,642
         Less:  Accumulated depreciation.............     58,958
                                                         -------
                                                         $ 1,684
                                                         =======

Long-term debt and the capital lease obligation consist of the following as of July 31, 1997:

Note payable to bank, due November 1, 2009. The note bears interest at an annual rate of 9.47 percent with principal and interest payments of $9,484 per month through November 1, 2009, and all unpaid principal balance due at maturity.



Collateralized by deed of trust and other assets, as defined
  by the note, and guaranteed by the majority stockholder........   $1,040,201
Note payable to U.S. Small Business Administration, due February
  1, 2015. Interest accrues at 8.224 percent per year. Monthly principal and interest payments are $7,955. Collateralized by
  second trust deed..............................................      835,065
Capital lease obligation, maturing in November 1997.
  Collateralized by certain equipment.  Payable in quarterly installments, including principal and interest, of $5,940.
  The loan bears interest at 11.47 percent per year..............        3,961
                                                                    ----------
                                                                     1,879,227

  Less:  Amount representing interest included in capital lease
    obligation...................................................           56
                                                                    ----------
                                                                     1,879,171
  Less:  Current portion.........................................       42,176
                                                                    ----------
                                                                    $1,836,995
                                                                    ==========

     Future minimum principal payments for long-term debt and the capital lease obligation at July 31, 1997, are as follows:


               1998..........................  $   42,176
               1999..........................      41,756
               2000..........................      45,560
               2001..........................      49,711
               2002..........................      54,243
               Thereafter....................   1,645,725
                                               ----------
                                               $1,879,171
                                               ==========

     The note payable to the U.S. Small Business Administration provides for a prepayment penalty in the event the note is prepaid before the maturity date, as defined under the agreement.

6.   INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                                 JULY 31,     JULY 31,
                                                   1996         1997
                                                ---------    ---------

         Current:
             Federal.........................   $(450,122)   $(504,223)
             State...........................          --      (97,132)
                                                ---------    ---------
                                                 (450,122)    (601,355)
                                                ---------    ---------

         Deferred:
             Federal.........................      (6,878)    (454,013)
             State...........................     (13,312)      50,325
             Valuation Allowance.............      13,312      949,241
                                                ---------    ---------

                                                   (6,878)    (545,553)
                                                ---------    ---------

         Income tax benefit..................   $(457,000)   $ (55,802)
                                                =========    =========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The following represents the tax effects of significant items comprising the Company's deferred income taxes as of July 31, 1997. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 1997, the Company has a $962,553 net deferred tax asset; however, the Company provided a valuation allowance to offset the full amount of the net deferred tax asset.


                                                               JULY 31, 1997
        Allowance for doubtful account........................  $   127,634
        Inventory adjustments.................................      103,937
        Depreciation..........................................       28,684
        Accrued expenses......................................      205,268
        Deferred gross margins................................       94,335
        Federal operating loss carryforward...................    1,084,545
        State net operating loss carryforward.................       53,606
                                                                -----------
                                                                    962,553
        Less valuation allowance..............................     (962,553)
                                                                -----------
                                                                         --
                                                                ===========

      The federal and state net operating loss carryforwards, which can be carried to future years for possible utilization, expire through July 31, 2003 and 2013, respectively.

      The reconciliations of the overall effective tax rate to the Federal statutory rate of 34% are as follows:

                                                      JULY 31,      JULY 31,
                                                        1996          1997
                                                      --------      --------
Federal income tax provision (benefit)............      (34.0)%      (34.0)%
State income tax provision (benefit), net of
   federal benefit................................         --         (1.0)%
Valuation allowance...............................         --         34.3%
Other (including permanent differences)...........         --         (1.1)%
                                                        -----        -----
Effective income tax provision (benefit)..........      (34.0)%       (1.8)%
                                                        =====        =====


7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items. The Company believes that the fair value of long-term debt and capital lease obligations approximates recorded value because there have not been any significant changes in market conditions or specific circumstances since the instruments were negotiated.

8.   RELATED PARTY TRANSACTIONS

     A stockholder of the Company owns 50% of a firm that provided consulting services to the Company during the fiscal years ended July 31, 1996 and 1997. The Company paid such firm aggregate fees and reimbursed expenses of $106,935 and $92,460 in each of the fiscal years ended July 31, 1996 and July 31, 1997, respectively.

     A director of the Company provided consulting services to the Company during the fiscal years ended July 31, 1996 and July 31, 1997. The fees paid to the director totaled $32,128 and $5,400 during the fiscal years ended July 31, 1996 and 1997, respectively.

     A stockholder of the Company was the president of a sales agency which represented the Company prior to the stockholder's joining the Company as an employee. The total fees paid to this sales agency totaled $60,036 during the year ended July 31, 1996. No fees were paid to this sales agency during the year ended July 31, 1997.

9.   COMMITMENTS AND CONTINGENCIES

     a.   Operating Leases

     The Company leases certain facilities and certain equipment under noncancellable operating lease agreements which expire at various dates through April 2002.


      A schedule of future minimum lease payments under noncancellable operating leases at July 31, 1997, is as follows:



            1998.......................    $ 91,013
            1999.......................      62,587
            2000.......................      36,752
            2001.......................       8,749
            2002.......................       2,916
                                           --------
                                           $202,017
                                           ========

     Rental expense for the years ended July 31, 1996 and 1997, amounted to $64,797 and $81,391, respectively.

     b.   Legal Proceedings

     The Company is subject to various legal actions arising out of the conduct of its business, including those actions related to patent infringement. No amounts were accrued for these actions at July 31, 1997. An opposition has been filed against the Company's European patent. However, the Company expects that the European patent will be upheld. The Company has also been advised that there is significant "prior art" in the United States relating to the LOM process. Any finding that patent claims with respect to Company's LOM process are invalid could have a material adverse effect on the Company's operations. However, the Company believes that the results of any pending legal proceedings will not have a material adverse effect on the Company's operations, financial position or cash flows.

10.  MAJOR CUSTOMERS

     During the years ended July 31, 1996 and 1997, $1,878,575 (15%) and $4,303,173 (31%) of the Company's revenues resulted from sales to one customer. At July 31, 1997, accounts receivable included balances of $290,123 from this major customer, of which $199,900 was secured by a Letter of Credit through a major bank.

     The Company sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition and operations of these distributors deteriorate below critical levels, the Company's operating results could be adversely affected. One distributor's unsecured receivable balance represented 10 percent of total accounts receivable at July 31, 1997.

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

     Options expire ten years from the date of grant and all incentive stock options granted to a 10% stockholder shall expire within five years from the date of grant. Options vest ratably over four years. The purchase price of common stock subject to an incentive stock option shall not be less than 100% of the fair market value of such common stock on the date of grant unless such incentive stock option is granted to a 10% stockholder, in which case, the purchase price shall not be less than 110% of the fair market value of such common stock on the date of grant. Non statutory Options will have an exercise price determined by the Executive Committee, but shall not be less than 85% of the fair market value of such common stock on the date of grant.

     The following table summarizes stock option activity for the years ended July 31, 1996 and 1997:

                                                                 Option Price
                                                           ---------------------
                                              Number of    Weighted
                                               Options     Average       Total
                                              ---------    --------    ---------
     Outstanding, August 1, 1995...........         --         --      $      --
     Granted...............................    159,670       4.20        670,815
     Cancelled.............................     (7,150)      4.34        (31,036)
                                               -------                 ---------
     Outstanding, July 31, 1996............    152,520       4.20        639,779
     Granted...............................    244,550       2.28        556,785
     Cancelled.............................   (134,620)      3.65       (491,907)
                                              --------                 ---------
     Outstanding, July 31, 1997............    262,450       2.68      $ 704,657
                                              ========                 =========


     The following summarizes pricing and term information for options outstanding as of July 31, 1997:

                                         Options Outstanding                    Options Exercisable
                             ------------------------------------------      ------------------------
                                                Weighted
                                Number          Average        Weighted                      Weighted
                             Outstanding       Remaining       Average       Exercisable     Average
                             at July 31,      Contractual      Exercise      at July 31,     Exercise
                                 1997             Life          Price            1997         Price
                             -----------      -----------      --------      -----------     --------
$1.50 to $2.25.............     92,850         9.5 years        $1.87           24,000        $1.96
2.38 to 2.50...............    116,000         9.2               2.38            2,800         2.42
4.09 to 5.50...............     53,600         8.7               4.75           15,040         4.73
                               -------                                          ------
                               262,450         9.2              $2.68           41,840        $2.99
                               =======                                          ======

     b.  1995 Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995, covering an aggregate of 100,000 shares of common stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by six-month offering periods with purchases occurring at six-month intervals. The Purchase Plan will be administered by the Executive Committee of the Board of Directors of the Company. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period or the applicable purchase date. The Purchase Plan will terminate in December 2005. At July 31, 1997, 65,251 shares had been purchased, and 34,749 shares were available for purchase under the Purchase Plan.

     c.  Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted under the 1995 Stock Incentive Plan during 1996 and 1997 pursuant to SFAS 123 was approximately $273,954 and $367,662 respectively. The estimated fair value of stock offered to employees under the 1995 Employee Stock Purchase Plan during 1996 and 1997 pursuant to SFAS 123 was approximately $57,237 and $13,327 respectively. Had the Company adopted SFAS 123, pro forma net loss would have been $979,815 and $3,209,470 and pro forma net loss per share would have been $0.31 and $0.80 for 1996 and 1997, respectively. The fair value of each option grant and stock offering was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions depending on the compensation plan:


                                         Stock              Employee Stock
                                     Incentive Plan         Purchase Plan
                                     --------------         --------------
Dividend yield                            Zero                   Zero
Volatility                                  95%                    95%
Risk-free interest rate                    5.9%                   5.5%
Expect lives (years)                         7                    0.5

13.  EMPLOYEE BENEFIT PLAN

     In July 1995, the Company adopted a 401(k) profit sharing plan (the Plan) for its employees. To be eligible, full time employees must be at least 21 years of age. Participants may contribute up to 15% of compensation, as defined by the Plan. Participants' contributions are fully and immediately vested and non-forfeitable.

14.  STOCKHOLDERS' EQUITY

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

     Pursuant to the Company's initial public offering in March 1996, the Company issued 84,000 warrants to its underwriters at an exercise price of $6.60 per share, exercisable in March 1997 and expiring in March 2001. None of these warrants have been exercised as of July 31, 1997.

     On November 12, 1996, the Company issued 50,000 warrants to a lender in connection with a credit facility at an exercise price of $2.75 per share, exercisable immediately and expiring in November 2001. The warrants were recorded as additional paid in capital at their estimated fair market value of $104,000. The credit facility expired in 1997 upon the Company obtaining a new bank revolving credit facility (see Note 3). No amounts were borrowed under the credit facility.

15.  PRODUCT RELIABILITY MATTERS

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

     The Company determined that it will modify its first-generation LOM 2030's to substantially reduce the likelihood that burning material will be pulled outside of the LOM cabinet. The Company estimates the costs of performing the modifications to be approximately $200,000 and has accrued this amount as of July 31, 1997. The ultimate costs of modifying the machines to adequately address the aforementioned problem may vary materially from the Company's estimate.

     The Company has not taken any specific actions or expended any of the amounts accrued to perform the necessary modifications because not one customer has requested the modifications. Although the Company carries product liability insurance coverage, if the Company fails to perform the necessary modifications, the insurance carrier may assert certain defenses over the extent of such coverage in the event the Company experiences product liability claims resulting from the occurrence of fires in the systems. No amount has been accrued for this contingency.

16.  GEOGRAPHICAL SALES INFORMATION

     All of the Company's assets are devoted to the manufacture and sale of LOM systems, together with related supplies and services.

     Summarized sales data for the Company are as follows:

                                        UNITED
                                        STATES       EUROPE       JAPAN        OTHER         TOTAL
                                      ----------   ----------   ----------   ----------   -----------
     For the year ended July 31,
      1996

         Products..................   $3,383,136   $3,440,716   $1,652,823   $1,053,763   $ 9,530,438
         Supplies and services.....    1,600,439      860,803      124,792      205,819     2,791,853
                                      ----------   ----------   ----------   ----------   -----------
                                      $4,983,575   $4,301,519   $1,777,615   $1,259,582   $12,322,291
                                      ==========   ==========   ==========   ==========   ===========

     For the year ended July 31,
      1997

         Products..................   $2,305,182   $3,416,853   $3,801,942   $1,591,681   $11,115,658
         Supplies and services.....    1,479,342      737,516      501,231      213,160     2,931,249
                                      ----------   ----------   ----------   ----------   -----------
                                      $3,784,524   $4,154,369   $4,303,173   $1,804,841   $14,046,907
                                      ==========   ==========   ==========   ==========   ===========

17.  SUBSEQUENT EVENT

     In November 1997, the Company amended its existing line of credit with a bank (see Note 3) and issued 80,000 shares of the Company's convertible Series A Preferred Stock, $.001 par value, to an investment banker for $500,000. The shares are convertible into common stock at the rate of five shares of common stock per share of preferred stock.

     In connection with the issuance of preferred stock, the investment banker agreed to guarantee a $500,000 secondary line of credit facility (see Note 3) with the bank in exchange for a five year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. Additional consideration of 10,000 five year warrants to purchase the Company's common stock at $1.75 per share will be granted to the investment banker for each $100,000 that the Company borrows under the secondary line of credit facility. Under the terms of the preferred stock purchase agreement, the Company is obligated to pay the investment banker a commission on the purchase price paid for additional shares of Series A Preferred Stock purchased by investors who are introduced to the Company by the investment banker, at a rate of 6.0% of the aggregate purchase price paid by such investors.