Form 10QSB
period 1997-10-31
HELISYS INC
filed 1997-12-22
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549

                                 FORM 10-QSB


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT
    OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1997


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ________________.


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


                            YES   [X]      NO  [_]


State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                 Outstanding at October 31, 1997
              -----                 -------------------------------
    Common Stock, $.001 par value              4,025,251


                              Page 1 of __ Pages
                           Exhibit Index on Page __

                                  HELISYS, INC.
                             INDEX TO FORM 10-QSB

Part I.  Financial Information
  Item 1.  Financial Statements

               Balance Sheets as of July 31, 1997
               and October 31, 1997 (unaudited)..........................   3

               Statements of Operations (unaudited) for the three months
               ended October 31, 1996 and 1997...........................   5

               Statements of Cash Flows (unaudited) for the three months
               ended October 31, 1996 and 1997...........................   6

               Notes to Financial Statements.............................   7


  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   7


Part II.  Other Information


  Item 1.  Legal Proceedings.............................................  13

  Item 2.  Change in Securities..........................................  13

  Item 3.  Defaults Upon Senior Securities...............................  13

  Item 4.  Submission of Matters to a Vote of Security Holders...........  13

  Item 5.  Other Information.............................................  13

  Item 6.  Exhibits and Reports on Form 8-K..............................  13

Signatures...............................................................  14

                                 HELISYS, INC.
                                BALANCE SHEETS


                                                July 31, 1997   October 31, 1997
                                                -------------   ----------------
                                                                  (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents..................     $  626,976      $  121,193
  Accounts receivable, net of allowance for
   doubtful accounts of  $357,000 as of
   July 31, 1997, and $275,272 as of
   October 31, 1997..........................      2,047,480       2,441,672
  Inventories................................      2,544,235       2,568,461
  Income taxes receivable....................        578,537         568,576
  Prepaid expenses...........................         60,619          73,425
                                                  ---------------------------
    Total current assets.....................      5,857,847       5,773,327
                                                  ---------------------------
Property, plant and equipment:
  Land.......................................        838,000         838,000
  Building and improvements..................      1,344,122       1,344,122
  Office furniture and equipment.............        582,314         582,314
  Machinery and equipment....................        869,252         779,769
                                                  ---------------------------
                                                   3,633,688       3,544,205
  Less - Accumulated depreciation............        851,251         872,353
                                                  ---------------------------
  Property, plant and equipment, net.........      2,782,437       2,671,852
                                                  ---------------------------
Other assets.................................         26,131          25,749
                                                  ---------------------------
                                                  $8,666,415      $8,470,928
                                                  ===========================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                                BALANCE SHEETS


                                             July 31, 1997     October 31, 1997
                                             -------------     ----------------
                                                                 (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Current portion of long-term debt and
   capital lease obligation................  $    42,176         $    38,945
  Bank line of credit......................           -              500,000
  Note payable.............................           -              200,000
  Accounts payable.........................    1,188,806           1,632,543
  Accrued liabilities......................      796,496             618,996
  Customer deposits........................       37,497              32,498
  Deferred maintenance revenue.............      963,718             860,619
  Deferred gross profits...................      263,860             248,244
                                             ----------------------------------
    Total current liabilities..............    3,292,553           4,131,845
                                             ----------------------------------
Long-term debt and capital lease
 obligation, net of current portion........    1,836,995           1,829,004
                                             ----------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value
   1,000,000 shares authorized, none
   issued or outstanding...................           -                   -
  Common stock, $.001 par value
   Authorized 20,000,000 shares............
   Issued and outstanding 4,025,251 shares
   as of July 31, 1997, and  October 31,
    1997 respectively......................        4,026               4,026
 Additional paid-in capital................    6,008,570           6,008,570
 Accumulated deficit.......................   (2,445,442)         (3,474,754)
 Deferred compensation.....................      (30,287)            (27,763)
                                             ----------------------------------
   Total stockholders' equity..............    3,536,867           2,510,079
                                             ----------------------------------
                                             $ 8,666,415         $ 8,470,928
                                             ==================================


                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)


                                                          For the
                                                          -------
                                                      Three Months Ended
                                                      ------------------
                                                          October 31
                                                          ----------
                                                     1996             1997
                                                     ----             ----
Net sales.....................................   $ 1,942,721      $ 2,513,751
Cost of sales.................................     1,437,211        1,820,772
                                                 ------------------------------
  Gross profit................................       505,510          692,979
                                                 ------------------------------
Operating expenses:
  Selling, general and administrative.........     1,286,592        1,129,268
  Research and development....................       809,158          572,792
                                                 ------------------------------
                                                   2,095,750        1,702,060
                                                 ------------------------------
     Loss from operations.....................    (1,590,240)      (1,009,081)
                                                 ------------------------------
Other income (expense):
  Interest/other income.......................        33,209           45,120
  Interest/other expense......................       (65,180)         (65,351)
                                                 ------------------------------
                                                     (31,971)         (20,231)
     Loss before income tax benefit...........    (1,622,211)      (1,029,312)
     Benefit for income tax...................       528,000               -
                                                 ------------------------------
     Net loss.................................   $(1,094,211)     $(1,029,312)
                                                 ==============================
     Net loss per common and common
      equivalent share........................         (0.27)           (0.26)

       Common and common equivalent shares
        used in computing per share amount....     4,000,000        4,025,251
                                                 ==============================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)


                                                              For the
                                                              -------
                                                        Three Months Ended
                                                        ------------------
                                                            October 31,
                                                            -----------
                                                      1996              1997
                                                      ----              ----
Cash flows from operating activities:
Net loss......................................    $(1,094,211)     $(1,029,312)
Adjustments to reconcile net loss to net cash
 used in operating activities:
  Depreciation................................        107,338          110,585
  Deferred income taxes.......................        157,000               -
  Amortization of deferred compensation.......             -             2,524
  Changes in operating assets and liabilities:
    Accounts receivable.......................        800,368         (394,192)
    Inventories...............................       (368,118)         (24,226)
    Income taxes receivable...................       (380,697)           9,961
    Prepaid expenses..........................        (81,615)         (12,806)
    Other assets..............................          4,129              382
    Accounts payable..........................        125,485          443,737
    Accrued liabilities.......................         70,803         (177,500)
    Customer deposits.........................             -            (4,999)
    Deferred maintenance revenues.............       (140,459)        (103,099)
    Deferred gross profits....................       (137,298)          15,616
                                                  ------------------------------
      Net cash used in operating activities...       (937,275)      (1,194,561)
                                                  ------------------------------
Cash flows from investing activities:
   Purchases of property, plant and equipment.        (73,137)              -
                                                  ------------------------------
    Net cash used in investing activities.....        (73,137)              -
                                                  ------------------------------
Cash flows from financing activities:
   Payments on long term debt and capital
    lease obligations.........................        (18,109)         (11,222)
   Net borrowings on line of credit facility..             -           500,000
   Proceeds from issuance of note payable.....             -           200,000
                                                  ------------------------------
Net cash provided by (used in) financing
 activities...................................        (18,109)         688,778
                                                  -----------------------------
   Net increase (decrease) in cash............     (1,028,521)        (505,783)
Cash, beginning of period.....................      2,600,249          626,976
                                                  ------------------------------
Cash, end of period...........................    $ 1,571,728      $   121,193
                                                  ==============================
Supplemental disclosures of cash flow
 information:
   Cash paid during the period for interest...    $    65,180      $    46,058
   Cash paid (received) during the period for
    income taxes..............................       (304,303)              -

                       See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

  The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ending October 31, 1997, are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation.

  The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on December 4, 1997.

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996 and 1997 and for the three months ended October 31, 1997, the Company reported a net loss of $886,695, $3,031,671 and $1,029,319 and negative cash flows from operations of $2,438,241, $1,826,864 and $1,194,561, respectively. These conditions raise substantial doubt about the company's ability to continue as going concern. Management's plans to overcome these conditions include continuing cost-cutting programs implemented in 1997 and raising additional debt and equity capital to fund operations. In November 1997, the Company successfully amended its existing credit facility and secured a $500,000 infusion of cash ($200,000 of which was advanced to the Company at October 31, 1997 and reflected as a note payable in the Company's financial statements) in exchange for issuing 80,000 shares of convertible preferred stock to an investment banker. There can be no assurance that the Company will be successful in returning to profitability, obtaining additional capital or that the capital raised will be sufficient to fund the Company's operations until such time as the Company is able to operate profitably. If the Company is unsuccessful in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.

(2) EARNINGS (LOSS) PER COMMON SHARE
------------------------------------

  Earnings per share is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plan, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending October 31, 1997 and 1996.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual financial statements for fiscal years ending after December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements, primary earnings per share will be replaced by basic earnings per share from which the dilutive effect of stock options will be excluded. The impact of adopting Statement No. 128 will result in no change in primary loss per share for the periods ended October 31, 1997 and 1996 due to the anti-dilutive effect of common stock equivalents during these periods.

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

  During its early years, the Company obtained government funding to conduct research and development activities relating to its Laminated Object Manufacturing ("LOM") technology process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. More recently, the Company has funded its cash requirements primarily from cash flow from operations, a bank credit line and additional equity investments.

  The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping systems, as well as continued sales of materials and services. During fiscal year ended July 31,1997 the Company began to implement cost-cutting programs in an effort to return to profitability. Further staff reductions took place in August 1997, the first month of the new fiscal year, as the number of employees was reduced by approximately 10 percent. The Company began commercial shipment of its latest-generation rapid prototyping systems, the LOM-2030H, in October 1996. In addition, the Company commenced shipment of its latest generation LOM-1015 Plus, as well as the Company's new plastic material handling systems in March 1997, and new composite material handling systems in November 1997. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H and LOM-1015 Plus or that sales revenue generated by the LOM-2030H or LOM-1015 Plus and existing products and services will be commensurate with current and future levels of the Company's operating expenses.

  The Company has experienced significant losses from operations in the two most recent fiscal years and in the most recent quarter ended October 31, 1997 and anticipates experiencing further losses in fiscal 1998. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $1.2 million in operations during the three months ended October 31, 1997. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In November 1997 the Company amended its existing credit facility and obtained an additional credit facility from Comerica Bank. These facilities provide for aggregate maximum borrowings of $1,000,000. In addition, the Company issued 80,000 shares of the Company's preferred Series A stock, par value $.001 per share, to an investment banker for $500,000, in November 1997 ($200,000 of which was advanced to the Company at October 31, 1997 and reflected as a note payable in the Company's financial statements). If the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

RESULTS OF OPERATIONS

  Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended October 31, 1997, were approximately $2,514,000, an increase of approximately $571,000, or 29.4%, compared to net sales of approximately $1,943,000 for the three months ended October 31, 1996. This increase was primarily a result of the increase in the number of LOM systems shipped and recognizable as revenue to 15 during the quarter ended October 31, 1997, as compared to 8 systems for the quarter ended October 30, 1996. Sales of materials and service for the three months ended October 31, 1997, increased by approximately $130,000, or 15.1% over sales of materials and services in the three months ended October 31, 1996, primarily due to the increased number of systems that have been sold.

Product Mix Percentages:
------------------------

                                        Three months Ended
                              ------------------------------------
                              October 31, 1996    October 31, 1997
                              ----------------   -----------------
     LOM Systems                     62.4%               65.8%
     Materials and Service           37.6%               34.2%

LOM System Units Sold During the
---------------------------------
Periods Indicated:
------------------

                                       LOM-1015s    LOM-2030s
                                       ---------    ---------
Three Months ended October 31, 1996         2           6
Three Months ended October 31, 1997         6           9


As of October 31, 1996 and 1997, the Company had deferred revenue in the amount of approximately $309,000 and $248,244, respectively, relating to shipment of LOM systems subject to either agreements providing the customer the right to exchange such systems for an upgraded version or agreements for which the fees are not fixed or determinable.

  Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended October 31, 1997, was approximately $693,000, an increase of approximately $187,000, or 37.0%, compared to gross profit of approximately $506,000 for the three months ended October 31, 1996. Gross profit as a percentage of sales increased from 26.0% in the three months ended October 31, 1996 to 27.6% in the three months ended October 31, 1997, primarily as a result of increased sales due to the availability of the 2030H and 1015 Plus systems, which began shipment in October 1996 and March 1997, respectively.

However, gross margins decreased in the quarter ended October 31, 1997 as compared to the quarter ended July 31, 1997, primarily as a result of price concessions due to the strength of the dollar in the overseas market.

  Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended October 31, 1997, was approximately $1,129,000, a decrease of approximately $158,000, or 12.3%, compared to approximately $1,287,000 for the three months ended October 31, 1996. The decrease is mainly attributable to the cost reduction efforts the Company instituted beginning in January 1997 and the savings is related to the reduction of employees and employee related expenses. Staff reductions of approximately 10% were instituted in January 1997 and once again in August 1997.

  Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Research and development expense for the three months ended October 31, 1997, was approximately $573,000, a decrease of approximately $236,000, or 29.2%, compared to approximately $809,000 for the three months ended October 31, 1996. The decrease was primarily due to the reduction and elimination of the development costs of the latest-generation LOM-2030H, which began shipment in October 1996, and the LOM-1015 Plus which was introduced in March 1997, as well as cost reductions and staff reductions of approximately 10% which were instituted in January 1997 and in August 1997.

  Income (Loss) from Operations. Loss from operations for the three months ended October 31, 1997, was $1,009,081, compared to a loss of $1,590,000 for the three months ended October 31, 1996. The loss resulted primarily from decreased sales, as compared to the quarter ended July 31, 1997. The loss was less than the loss in the comparable quarter during the prior year primarily due to the availability of the LOM-1015 Plus and 2030H systems which were introduced in March 1997 and October 1996, respectively, and the cost reduction measures discussed above.

  Other Income (Expense), net. Net other expense for the three months ended October 31, 1997, was approximately $20,000 as compared to approximately $32,000 for the three months ended October 31, 1997. The decrease in expense was primarily due to a $44,000 gain recognized upon settlement of an outstanding dispute with a customer, offset by a reduction in interest income from marketable securities and miscellaneous tax refunds.

  Benefit for Income Tax. There was no tax provision or benefit from income taxes recorded for the three months ended October 31, 1997, as compared with a benefit for taxes of $528,000 for the three months ended October 31, 1996. No benefit was provided due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.


Liquidity and Capital Resources

  The Company used cash of approximately $1,195,000 in operations during the three months ended October 31, 1997, and used cash from operating activities of approximately $937,000 for the three months ended October 31, 1996. These operating cash flow changes are consistent with the operating losses incurred by the Company, as well as increases in sales, accounts receivable, inventories and accounts payable.

  Working capital was approximately $2,565,000 at July 31, 1997, compared to approximately $1,641,000 at October 31, 1997. This decrease was primarily due to the increased net loss experienced during the three months ended October 31, 1997.

  Cash used in investing activities, which includes purchases of property, plant and equipment, was approximately $0 and $73,000 for the three months ended October 30, 1997, and October 31, 1996, respectively.

  In November 1997 the Company amended its existing credit facility and obtained an additional credit facility from Comerica Bank. These facilities provide for aggregate maximum borrowings of $1,000,000. The primary facility, which expires in February 1998, provides for maximum borrowings of $500,000, subject to borrowing base limitations for eligible accounts receivable. The secondary facility, which expires in August 1998, provides for maximum borrowings of $500,000. Both credit facilities are collateralized by substantially all of the company assets except the Company's headquarters. As of October 31, 1997 the Company had $500,000 outstanding borrowings under its revolving credit facility.

  In addition, the Company issued 80,000 shares of the Company's Series A Preferred Stock, par value $.001 per share to an investment banker for $500,000, in November 1997. The initial $200,000 of this investment was recorded as a note payable at October 31, 1997.

  The Company believes that the net proceeds from the sale of Series A Preferred Stock to the investment banker, together with funds from operations and the Company's revolving credit facility, will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 6 to 12 months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.

Impact of Recently Issued Accounting Standards

     The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting for Comprehensive Income" and No. 131 "Disclosure about Segments of an Enterprise and Related Information," in June 1997. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.


Forward-Looking Statements

  This 10-QSB report contains forward-looking statements that involve risk and uncertainties. As discussed below in "Certain Factors That May Affect The Company's Business and Future Results" and in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 4, 1997, and other periodic filings with the Securities and Exchange Commission, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the LOM-2030H, uncertainty of the introduction and acceptance of the next generation LOM-1015 Plus and plastic materials, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.


Certain Factors That May Affect The Company's Business and Future Results

     Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and the quarter ended October 31, 1997 and anticipates experiencing further losses in fiscal 1998. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM system machines. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $1.8 million in operations during fiscal 1997 and $1.2 million in the quarter ended October 31, 1997. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. Although the Company has secured $1.0 million line of credit with Comerica Bank, if the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     Quarterly Fluctuations. The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's sales and customer mix, delays in shipping new systems, the introduction of new products and new product enhancements by the Company or its competitors, pricing pressures, increases in expenditures relating to pursuing the Company's business strategies, general economic conditions and other factors. For example, because prospective customers may defer purchasing a LOM system in anticipation of the release of an improved system, the Company believes that sales of its existing rapid prototyping systems may decrease in the periods immediately preceding the introduction of new LOM systems. In this respect, the Company believes that sales of its earlier-generation LOM-2030 have been adversely affected in recent periods because of the recent introduction of its latest-generation LOM-2030H and expects that its net sales will continue to be adversely affected during the transition to sales of its latest-generation LOM-2030H. In addition, the Company used a portion of the proceeds of its initial public offering to accelerate certain product development activities. The Company believes that the timing of these expenditures affected the Company's results of operations in the last six quarters. The decline in sales of earlier-generation LOM-2030 during this transition period, together with increased product development expenditures, have resulted in net losses for the Company during this transition period, including the quarter ending October 31, 1997. The Company may continue to experience net losses in future quarters until sales of commercial quantities of the Company's latest-generation LOM systems are achieved, and, even once such sales levels are achieved, net losses may continue to be experienced for the reasons previously cited. Accordingly, there can be no assurance that the Company will be profitable in any quarter.

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

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          See Exhibit Index on Page 16.

          (b) Reports on Form 8-K

          No reports on Form 8-K were filed during the three months ended October 31, 1997.

                                 SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELISYS, INC.



Date:  December 15, 1997         By:  /s/ Dave T. Okazaki
                                      -----------------------
                                      Dave T. Okazaki
                                      Chief Financial Officer

                                  Exhibit Index


Exhibit                                                     Page
Number          Description                                 Number
-------         -----------                                 ------
  27.1          Financial Data Schedule                      17
