Form 10QSB
period 1998-01-31
HELISYS INC
filed 1998-03-23
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________.

                       Commission file number  000-27286
                                               ---------

                                 HELISYS, INC.
       (exact name of small business issuer as specified in its charter)


             Delaware                                  95-4552813
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

                                 YES      X      NO
                                        -----          -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


           Class                             Outstanding at January 31, 1998
           -----                             -------------------------------
Common Stock, $.001 par value                            4,039,762


                              Page 1 of 20 Pages
                           Exhibit Index on Page 20

                                 HELISYS, INC.
                              INDEX TO FORM 10-QSB



PART I.  FINANCIAL INFORMATION
    Item 1.     Financial Statements

                       Balance Sheets as of July 31, 1997
                       and January 31, 1998 (unaudited)..........................................................   3

                       Statements of Operations (unaudited) for the six months ended January 31,1997 and
                       1998......................................................................................   5

                       Statements of Cash Flows (unaudited) for the six months ended
                       January 31,1997 and 1998..................................................................   6

                       Notes to Financial Statements.............................................................   7

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................................................   8

PART II.  OTHER INFORMATION

    Item 1.     Legal Proceedings................................................................................  17

    Item 2.     Change in Securities.............................................................................  17

    Item 3.     Defaults Upon Senior Securities..................................................................  17

    Item 4.     Submission of Matters to a Vote of Security Holders..............................................  17

    Item 5.     Other Information................................................................................  18

    Item 6.     Exhibits and Reports on Form 8-K.................................................................  18

SIGNATURES.......................................................................................................

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                     July 31, 1997      January 31, 1998
                                                                     -------------      ----------------
                                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents....................................         $  626,976           $  405,837
  Accounts receivable, net of allowance for
   doubtful accounts of  $357,000 as of
   July 31, 1997, and $290,272 as of
   January 31, 1998............................................          2,047,480            1,718,084
  Inventories..................................................          2,544,235            2,566,576
  Income tax receivable........................................            578,537              568,576
  Prepaid expenses and other current assets....................             60,619              173,075
                                                                        -------------------------------
   Total current assets........................................          5,857,847            5,432,148
                                                                        -------------------------------

Property, plant and equipment:
  Land.........................................................            838,000              838,000
  Building and improvements....................................          1,344,122            1,344,122
  Office furniture and equipment...............................            582,314              582,314
  Machine and equipment machinery..............................            869,252              639,032
                                                                        -------------------------------
                                                                         3,633,688            3,403,468
  Less - Accumulated depreciation..............................            851,251              820,358
                                                                        -------------------------------
                                                                         2,782,437            2,583,110
                                                                        -------------------------------
Other assets...................................................             26,131               25,749
                                                                        -------------------------------
                                                                        $8,666,415           $8,041,007
                                                                        ===============================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                   July 31, 1997       January 31, 1998
                                                                -----------------    ---------------------
                                                                                         (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Current portion of long-term debt and capital lease
  obligation....................................................     $    42,176             $    38,945

  Bank line of credit...........................................               -               1,000,000

 Accounts payable...............................................       1,188,806               1,558,221
 Accrued liabilities............................................         796,496                 504,008
 Customer deposits..............................................          37,497                  52,551
 Deferred maintenance revenue...................................         963,718                 713,066
 Deferred gross profits.........................................         263,860                 154,144
                                                                     -----------------------------------
  Total current liabilities.....................................       3,292,553               4,020,935
                                                                     -----------------------------------

Long-term debt and capital lease
 obligation, net of current portion.............................       1,836,995               1,818,906
                                                                     -----------------------------------

Stockholders' equity:
 Preferred stock, $.001 par value
  1,000,000 shares authorized, 80,000 shares issued and
  outstanding as of January 31, 1998............................                                   80

 Common stock, $.001 par value
  Authorized 20,000,000 shares..................................
  Issued and outstanding 4,025,251 shares as of July 31,
  1997, and 4,039,762 of January 31, 1998,
  respectively..................................................           4,026                   4,040
 Additional paid-in capital.....................................       6,008,570               6,645,872
 Accumulated Deficit............................................      (2,445,442)             (4,423,587)
 Deferred compensation..........................................         (30,287)                (25,239)
                                                                     -----------------------------------
  Total stockholders' equity....................................       3,536,867               2,201,166
                                                                     -----------------------------------

                                                                     $ 8,666,415             $ 8,041,007
                                                                     ===================================


                See accompanying notes to financial statements.

                                 HELISYS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                                        For the                            For the
                                                                     Three months                         Six Months
                                                                      January 31,                         January 31,
                                                              -----------------------------------------------------------------
                                                                 1997              1998              1997               1998
                                                                 ----              ----              ----               ----
Net sales..............................................       $3,805,717        $2,030,167       $ 5,748,438        $ 4,543,918

Cost of sales..........................................        2,304,047         1,545,613         3,741,258          3,366,385
                                                              -----------------------------------------------------------------
  Gross profit.........................................        1,501,670           484,554         2,007,180          1,177,533
                                                              -----------------------------------------------------------------
Operating expenses:
  Selling, general and administrative..................        1,497,594         1,001,418         2,784,186          2,130,686
  Research and development.............................          712,283           318,365         1,521,441            891,157
                                                              -----------------------------------------------------------------
                                                               2,209,877         1,319,783         4,305,627          3,021,843
                                                              -----------------------------------------------------------------
     Loss from operations..............................         (708,207)         (835,229)       (2,298,447)        (1,844,310)
                                                              -----------------------------------------------------------------
Other income (expense):
  Interest/other income................................           18,743               329            51,952             45,450
  Interest/other expense...............................          (77,275)         (113,933)         (142,455)          (179,285)
                                                              -----------------------------------------------------------------
     Loss before income tax benefit....................         (766,739)         (948,833)       (2,388,950)        (1,978,145)

Income tax benefit.....................................           16,900                 -           544,900                  -
                                                              -----------------------------------------------------------------

     Net loss..........................................       $ (749,839)       $ (948,833)      $(1,844,050)       $(1,978,145)
                                                              =================================================================
     Basic and diluted loss per common share
       outstanding.....................................            (0.19)            (0.24)            (0.46)             (0.49)
                                                              =================================================================
     Weighted average number of common shares
       outstanding.....................................        4,000,000         4,026,075         4,000,000          4,027,696
                                                              =================================================================


                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                        For the
                                                                                    ----------------
                                                                                    Six Months Ended
                                                                                    ----------------
                                                                                      January 31,
                                                                                    ----------------
                                                                                 1997               1998
                                                                                 ----               ----
Cash flows from operating activities:
Net loss..................................................................   $(1,844,050)        $(1,978,145)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Compensation expense from issuance of stock purchase warrants...........        30,588
  Deferred income taxes...................................................       157,000                   -
  Depreciation............................................................       198,561             194,201
  Amortization of credit facility commitment fee paid with warrants.......                            39,600
  Amortization of deferred compensation...................................             -               5,048
  Net book value of equipment sold to customers...........................                            72,548
  Changes in operating assets and liabilities:
    Accounts receivable...................................................      (253,022)            329,396
    Inventories...........................................................      (420,211)            (89,763)
    Income taxes receivable...............................................      (397,597)              9,961
    Prepaid expenses and other current assets.............................        56,168             (20,056)
    Other assets..........................................................          (871)                382
    Accounts payable......................................................       578,105             369,415
    Accrued liabilities...................................................         3,486            (287,092)
    Customer deposits.....................................................             -              15,054
    Deferred maintenance revenues.........................................       (18,608)           (250,652)
    Deferred gross profits................................................      (137,298)           (109,716)
                                                                             -------------------------------
     Net cash used in operating activities................................    (2,047,749)         (1,699,819)
                                                                             -------------------------------
Cash flows from investing activities:
    Purchases of property, plant and equipment............................       (81,308)                  -
                                                                             -------------------------------
     Net cash used in investing activities................................       (81,308)                  -
                                                                             -------------------------------
Cash flows from financing activities:
  Payments on long term debt and capital lease obligations................       (10,058)            (21,320)
  Net borrowings on bank line of credit...................................             -           1,000,000
  Proceeds from issuance of preferred stock...............................             -             500,000
                                                                             -------------------------------
Net cash (used in) provided by financing activities.......................       (10,058)          1,478,680
                                                                             -------------------------------
  Net decrease in cash...................................................     (2,139,115)           (221,139)
Cash, beginning of period.................................................     2,600,249             626,976
                                                                             -------------------------------
Cash, end of period.......................................................   $   461,134         $   405,837
                                                                             ===============================
Supplemental disclosures of cash flow information:
  Cash paid for interest.................................................    $   115,909         $   108,614
Supplemental disclosures of noncash financing and investing activities:
  Issuance of shares under employee purchase plan.........................        38,859               5,396
  Warrants issued as committment fee to secure credit facilities..........        73,412             132,000
  Inventory transfers to property, plant and equipment....................       110,009              67,422

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)   BASIS OF PRESENTATION

      The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles to be presented for complete financial statements. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month and six month periods ended January 31, 1998, are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. Certain balances of 1997 have been reclassified to conform with the 1998 presentation.

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

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996 and 1997 and for the six months ended January 31, 1998 the company reported a net loss of $886,695, $3,031,671 and $1,978,145 and negative cash flow from operations of $2,438,241, $1,826,864 and $1,699,819, respectively.
Theseconditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to overcome these conditions includes continuing cost cutting programs implemented in 1997, the proposed sale and subsequent lease-back of its corporate facilities and raising additional debt and equity capital to fund operations. In November 1997 the Company secured a $500,000 infusion of cash ($200,000 of which was advanced to the Company at October 31, 1997 in the form of a note payable) in exchange for issuing 80,000 shares of convertible preferred stock to an investment banker. Additionally, the Company amended its existing credit facility and obtained an additional credit facility from Comerica Bank (the "Bank") in November 1997. These facilities provided for aggregate maximum borrowings of $1,000,000. In January 1998 the Company was notified by the Bank that it was in default on its obligations with the Bank due to the violation of certain financial convenants. As of January 31, 1998 the Company had aggregate borrowings of $1,000,000 outstanding under the credit facilities. All amounts outstanding under the credit facilities are classified as current at January 31, 1998. Both credit facilities are collateralized by substantially all of the Company's assets except the land and building in Torrance, California. The Bank has currently extended accommodations to the Company and is involved in ongoing discussions to extend the facilities. There can be no assurance that the Bank will continue to extend accommodations or an extension of such facilities will be granted or that the Company will be successful in returning to profitability, obtaining additional capital or that the capital will be sufficient to fund the Company's operations until such time as the Company is able to operate profitably. If the Company is unsuccessful in extending its agreement with the Bank, in returning to profitable operations or in raising additional capital, it may be unable to continue as a going concern.

In connection with the amendment to the credit facilities, the Company issued warrants to purchase 100,000 shares of the Company's common stock to an investment banker as consideration for the investment banker's guarantee in the amount of $500,000 of the credit facilities. The warrants, which expire in five years, are exercisable immediately at an exercise price of $1.75 per share. The warrants were recorded as additional paid in capital at their estimated fair market value of $132,000. The corresponding commitment fee is included in prepaid expenses and other current assets on the Company's balance sheet and is being amortized on a straight line basis to other expense on the Company's statement of operations over the ten month commitment term.

(2)  EARNINGS (LOSS) PER COMMON SHARE

     Earnings per share is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plan, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending January 31, 1998 and 1997.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128 ("SFAS 128"), "Earnings Per Share" which is required to be adopted for interim and annual financial statements for fiscal years ending after December 13, 1997. SFAS 128 requires the Company to change the method previously used to compute earnings per share and to restate all prior periods. Under the requirements, primary earnings per share has been replaced by basic earnings per share from which the dilutive effect of stock options will be excluded. There was no impact of adopting Statement No. 128 for the periods ended January 31, 1998 and 1997 due to the anti-dilutive effect of common stock equivalents during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The Company designs, develops, manufactures and markets rapid prototyping systems used by manufacturers, design engineering firms, universities and others to make physical models, industrial patterns and prototypes directly from 3-D CAD files. The Company's systems use the Company's Laminated Object Manufacturing ("LOM") technology to produce physical models and other three-dimensional objects used as models, or in the preliminary testing of the form, fit or function of a part, or the conversion of patterns into useable parts through secondary processes, such as sand casting and rubber molding, or in industrial pattern making and similar applications. The Company also sells sheet-form materials and other supplies used with its LOM systems.

     During its early years, the Company obtained government funding to conduct research and development activities relating to its LOM technology process. Commencing in 1991, commercial operations were funded through the receipt of advance deposits from customers to cover the costs of manufacturing the LOM systems. More recently, the Company has funded its cash requirements primarily from cash flow from operations, bank credit lines and additional equity investments.

     The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping systems, as well as continued sales of materials and services. During fiscal year ended July 31,1997 the Company began to implement cost-cutting programs in an effort to return to profitability. The expense reduction process continued into January 1998, as the number of employees was reduced by approximately 15 percent from the level following the August 1997 reduction. The Company began commercial shipment of its latest-generation rapid prototyping system, the LOM-2030H, in October of 1996. In addition, the Company commenced shipment of its latest generation LOM-1015 Plus, its new plastic material handling system in March of 1997 and its new composite material handling system in November of 1997. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H and LOM-1015 Plus or that sales revenue generated by the LOM-2030H or LOM 1015 Plus and existing products and services will be commensurate with current and future levels of the Company's operating expenses.

     The Company has experienced significant losses from operations in the two most recent fiscal years and the two most recent quarters and anticipates experiencing further losses in fiscal 1998. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $1.7 million in operations during the six months ended January 31, 1998. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. The Company issued 80,000 shares of the Company's Series A Preferred Stock, par value $.001 per share to an investment banker for $500,000, in November 1997. The initial $200,000 of this investment was recorded as a note payable at October 31, 1997, which was repaid during the quarter ended January 31, 1998. Additionally, the Company amended its existing credit facility and obtained an additional credit facility from Comerica Bank (the "Bank") in November 1997. These facilities provided for aggregate maximum borrowings of $1,000,000. In January 1998 the Company was notified by the Bank that it was in default on its obligations with the Bank due to the violation of certain financial covenants. As of January 31, 1998 the Company had aggregate borrowings of $1,000,000 outstanding under the credit facilities. All amounts outstanding under the credit facilities are classified as current at January 31, 1998. Both credit facilities are collateralized by substantially all of the Company's assets except the land and building in Torrance, California. The Bank has currently extended accommodations to the Company and is involved in ongoing discussions to extend the facilities. There can be no assurances that the Bank will continue to extend accommodations or an extension of such facilities will be granted. If the Company is unable to generate sufficient sales, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

RESULTS OF OPERATIONS

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended January 31, 1998, were approximately $2,030,000, a decrease of approximately $1,776,000, or 46.7% compared to net sales of approximately $3,806,000 for the three months ended January 31, 1998. This decrease was primarily a result of the decrease in the number of LOM systems shipped to 13 during the quarter ended January 31, 1998, as compared to 21 systems for the quarter ended January 31, 1997. Sales of materials and service for the three months ended January 31, 1998, increased by approximately $524,000, or 82.5% over sales of materials and services in the three months ended January 31, 1997, primarily due to the increased number of systems in the field.

     Net sales for the six months ended January 31, 1998, were approximately $4,544,000, a decrease of approximately 21.0% compared to net sales of $5,748,000 for the six months ended January 31, 1997. This was primarily due to the product mix of systems shipped, as 11 1015Plus units were shipped during the six months ended January 31, 1998 compared to 8 1015Plus units shipped during the six months ended January 31, 1997. The sales decrease can be primarily attributed to the lower sales prices of the 1015Plus, increased sales discounts given to customers purchasing 2030H systems, continuing softness in the domestic market, and decreased systems sales in Asia being realized due to the strength of the dollar. Sales of material and service for the six months ended January 31, 1998 increased by approximately $343,000 or 26.1% due primarily to the increased number of machines in the field and more concentrated efforts to sell materials and generate service related revenues.


Product Mix Percentages:
------------------------
                                                              Six Months Ended
                                         ----------------------------------------------------------
                                               January 31, 1997               January 31, 1998
                                               ----------------               ----------------
LOM Systems                                         76.2%                          58.2%
Materials and Services                              23.8%                          41.8%


LOM System Units Sold During the
--------------------------------
Periods Installed:
------------------

                                                  LOM 1015s                      LOM 2030s
                                                  ---------                      ---------
Three Months ended January 31, 1997                  6                              15
Three Months ended January 31, 1998                  5                               8

Six months ended January 31, 1997                    8                              21
Six months ended January 31, 1998                   11                              17

As of January 31, 1997 and 1998, the Company had deferred revenue in the amount of approximately $309,000 and $154,000, respectively, relating to shipment of LOM systems subject to either agreements providing the customer the right to exchange such systems for an upgraded version or agreements for which the fees are not fixed or determinable.

      Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended January 31, 1998, was approximately $485,000, a decrease of approximately $1,017,000, or 67.8%, compared to gross profit of approximately $1,502,000 for the three months ended January 31, 1997. Gross profit as a percentage of sales decreased from 39.5% in the three months ended January 31, 1997 to 23.9% in the three months ended January 31, 1998. The main contributor was the decrease in Asian systems sales over the comparable quarter as a result of fewer machine shipments (21 vs 13). The decrease in shipments of the higher price 2030H systems to eight (8) during the three months ended January 31, 1998 from 15 during the three months ended January 31, 1997 along with increased sales discounts were mainly responsible for the decrease in gross profit expressed as a percentage of net sales.

      Gross profit for the six months ended January 31, 1998, was approximately $1,178,000, a decrease of approximately $829,000, or 41.3%, compared to gross profit of approximately $2,007,000 for the six months ended January 31, 1997. Gross profit as a percentage of sales decreased from 34.9% in the six months ended January 31, 1997 to 25.9% in the six months ended January 31, 1998. The gross profit decrease can be primarily attributed to the lower sales price of the 1015Plus, sales discounts given to customers purchasing 2030H systems and lower margins being realized from the sale of systems in Asia due to the strength of the dollar. Additionally, during the six months ended January 31, 1998 the Company sold four LOM systems that were included in property, plant and equipment at an aggregate net book value of approximately $72,548 to three customers at an aggregate sales price of $344,100. The sales price and net book value was reflected as sales and cost of sales in the statement of operations and favorably impacted the gross margin by approximately 4.3%.

      Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended

January 31, 1998, was approximately $1,001,000, a decrease of approximately $497,000, or 33.2%, compared to approximately $1,498,000 for the six months ended January 31, 1997. Selling, general and administrative expense for the six months ended January 31, 1998, was approximately $2,131,000, a decrease of approximately $654,000, or 23.5%, compared to approximately $2,784,000 for the six months ended January 31, 1997. The decrease is mainly attributable to the cost reduction efforts the Company instituted beginning in January 1997 and the savings is related to the reduction of employees and employee related expenses. Staff reductions of 2, 3 and 2 persons were instituted in January 1997, August 1997 and in January 1998, respectively.

      Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Research and development expense for the three months ended January 31, 1998, was approximately $318,000, a decrease of approximately $394,000, or 55.3%, compared to approximately $712,000 for the three months ended January 31, 1997. Research and development expense for the six months ended January 31, 1998, was approximately $891,000, a decrease of approximately $630,000, or 41.4%, compared to approximately $1,521,000 for the six months ended January 31, 1997. The decrease was primarily due to the reduction and elimination of the development costs of the latest-generation 2030H, which began shipment in October 1996, and the new 1015 Plus which was introduced in March 1997, as well as cost reductions and staff reductions which were instituted in January 1997, August 1997 and January 1998.

      Income (Loss) from Operations. Loss from operations for the three months ended January 31, 1998, was $835,000, compared to a loss of $708,000 for the three months ended January 31, 1997. The loss resulted primarily from decreased systems sales, lower margins being realized from the sale of systems due to the strength of the dollar and sales discounts given to customers.

      Loss from operations for the six months ended January 31, 1998, was $1,844,000, compared to a loss of $2,298,000 for the six months ended January 31, 1997. The loss resulted primarily from a shift in product mix. However, the operating loss was less than the comparable six months period due to the continuing cost reduction programs implemented by the Company since January 1997.

      Other Income (Expense), net. Other expense, net for the three months ended January 31, 1998, was approximately $114,000 as compared to approximately $59,000 for the three months ended January 31, 1997. Other expense for the six months ended January 31, 1998, was approximately $134,000 as compared to approximately $91,000 for the six months ended January 31, 1997. The increase in expense was primarily due to amortization of credit facility commitment fees paid with warrants in November 1997, increased bank charges, reduced interest income from marketable securities and miscellaneous tax refunds during the six months ended January 31, 1998.

      (Provision) Benefit for Income Taxes. There was no tax provision or benefit from income taxes recorded for the three months ended January 31, 1998, as compared with a benefit for taxes of $17,000 for the three months ended January 31, 1997. There was no tax provision or benefit from income taxes recorded for the six months ended January 31, 1998, as compared with a benefit for taxes of $545,000 for the six months ended January 31, 1997. No benefit was provided due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.



LIQUIDITY AND CAPITAL RESOURCES

      The Company used cash of approximately $1.7 million in operations during the six months ended January 31, 1998, and used cash from operating activities of approximately $2.0 million for the six months ended January 31, 1997.

      Working capital was approximately $1,319,000 at January 31, 1998, compared to approximately $2,565,000 at July 31, 1997. This decrease was primarily due to the decreases in accounts receivable and an increase in bank borrowings and accounts payable.

      Cash used in investing activities, which includes purchases of property, plant and equipment, was approximately $0 and $81,000 for the six months ended January 31, 1998, and January 31, 1997, respectively.

      In November 1997 the Company amended its existing credit facility and obtained an additional credit facility from Comerica Bank.

     These facilities provided for aggregate maximum borrowings of $1,000,000. In January 1998 the Company was notified by the Bank that it was in default on its obligations with the Bank due to the violation of certain financial covenants. As of January 31, 1998 the Company had aggregate borrowings of $1,000,000 outstanding under the credit facilities. All amounts outstanding under the credit facilities are classified as current at January 31, 1998. Both credit facilities are collateralized by substantially all of the Company's assets except the land and building in Torrance, California. The Bank has currently extended accommodations to the Company and is involved in ongoing discussions to extend the facilities.

     In addition, the Company issued 80,000 shares of the Company's preferred Series A stock, par value $.001 to an investment banker for $500,000, in November 1997. The initial $200,000 of this investment was recorded as a note payable at October 31, 1997. The note was repaid during the three months ended January 31, 1998.

     The Company believes that the net proceeds from the anticipated sale of its corporate facilities together with funds from operations will be sufficient to repay the amounts owing on its current credit facility as well as to meet its capital needs for existing operations and future anticipated growth of the Company for the next 3 to 6 months. To the extent that such amounts are insufficient to repay such amounts or to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     The Financial Accounting Standards Board (FASB) issued SFAS No. 130, "Reporting for Comprehensive Income" and No. 131 " Disclosure about Segments of an Enterprise and Related Information," in June 1997. These statements are effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting these statements.

FORWARD-LOOKING STATEMENTS

     This 10-QSB report contains forward-looking statements that involve risk and uncertainties. As discussed below in "Certain Factors That May Affect The Company's Business and Future Results" and in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 4, 1998, and other periodic filings with the Securities and Exchange Commission, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the LOM 2030H, uncertainty of the introduction and acceptance of the latest generation LOM 1015 Plus and plastic materials, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

     Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and the six months ended January 31, 1998 and anticipates experiencing further losses in fiscal 1998. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM system machines. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $1.8 million in operations during fiscal 1997 and $1.7 million during the six months ended January 31, 1998. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In addition the Company is obligated to repay $1.0 million under its existing line of credit with Comerica Bank. If the Company is unable to generate sufficient sales or to reduce expenses to enable it to repay such amount, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     QUARTERLY FLUCTUATIONS. The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's sales and customer mix, delays in shipping new systems, the introduction of new products and new product enhancements by the Company or its competitors, pricing pressures, increases in expenditures relating to pursuing the Company's business strategies, general economic conditions and other factors. For example, because prospective customers may defer purchasing a LOM system in anticipation of the release of an improved system, the Company believes that sales of its existing rapid prototyping systems may decrease in the periods immediately preceding the introduction of new LOM systems. In this respect, the Company believes that sales of its earlier-generation LOM-2030 have been adversely affected in recent periods because of the recent introduction of its latest-generation LOM-2030H and expects that its net sales will continue to be adversely affected during the transition to sales of its latest-generation LOM-2030H. In addition, the Company used a portion of the proceeds of its initial public offering to accelerate certain product development activities. The Company believes that the timing of these expenditures affected the Company's results of operations in the last six quarters. The decline in sales of earlier-generation LOM-2030 during this transition period, together with increased product development expenditures, have resulted in net losses for the Company during this transition period, including the six months and three months ended January 31, 1998. The Company may continue to experience net losses in future quarters until sales of commercial quantities of the Company's latest-generation LOM systems are achieved, and, even once such sales levels are achieved, net losses may continue to be experienced for the reasons previously cited. Accordingly, there can be no assurance that the Company will be profitable in any quarter.

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

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES.

            In November 1997, the Company sold 80,000 shares of Series A Preferred Stock to Walter Cruttenden, III ("Purchaser"), for an aggregate of $500,000, or $6.25 per share. Each share of Series A Preferred Stock is convertible into 5 shares of the Company's Common Stock, at the Purchaser's election. Based on representations made by the Purchaser which states that the Purchaser is an "accredited investor" as such term is defined in Rule 501 of Regulation D of the 1933 Act, such sale was exempt from the registration requirement of the 1933 Act by virtue of the provisions of Regulation D.

            In November 1997, the Company sold a warrant to the Purchaser to purchase 100,000 shares of the Company's Common Stock at an exercise price equal to $1.75 per share. Such warrant was issued as consideration for the Purchaser's execution of a guaranty, pursuant to which the Purchaser guaranteed the Company's repayment of $500,000 to Comerica Bank under its existing line of credit. Based on representations made by the Purchaser which states that the Purchaser is an "accredited investor" as such term is defined in Rule 501 of Regulation D of the 1933 Act, such sale was exempt from the registration requirement of the 1933 Act by virtue of the provisions of Regulation D.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            The Company's Annual Meeting of Stockholders was held on February 4, 1998, (the "Annual Meeting"). At the Annual Meeting the following persons were nominated to serve as members on the Company's board of Directors: Michael Feygin, Robert Crangle, Dave Okazaki, B. Allen Lay and Frederick Haney.

             The matters voted on at the Annual Meeting (and the voting results) were as follows:


                                                                      VOTES WITHHELD/           BROKER
                              VOTES FOR        VOTES AGAINST            ABSTENTIONS           NON-VOTES
                             ------------   -------------------   ------------------------   -----------

1.  ELECTION OF DIRECTORS:
    ----------------------
        Michael Feygin        2,459,196                0                     0                   0
        Robert Crangle        2,459,196                0                     0                   0
        Dave Okazaki          2,459,196                0                     0                   0
        B. Allen Lay          2,459,196                0                     0                   0
        Frederick Haney       2,459,196                0                     0                   0

2.  AMENDMENT TO 1995
    STOCK PLAN:               2,424,046           35,000                   150                   0
    ----------

3.  AMENDMENT TO
    EMPLOYEE
    STOCK PURCHASE PLAN:      2,458,846              200                   150                   0
    --------------------

4.  AMENDMENT TO
    CERTIFICATE OF
    INCORPORATION:            2,424,046           35,000                   150                   0
    --------------

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (A)  Exhibits

          See Exhibit Index on Page 20.

          (B)  Reports on Form 8-K

          On November 25, 1997, the Company filed a Current Report on Form 8-K with the Commission, reporting that the Nasdaq Stock Market ("Nasdaq") advised the Company on November 18, 1997 that its securities would be de-listed as a result of the Company's failure to file with the Commission and Nasdaq its Annual Report on Form 10-KSB for the fiscal year ended July 31, 1997.

          On November 26, 1997, the Company filed a Current Report on Form 8-K with the Commission, reporting that the proposed Nasdaq de-listing, reported by the Company in its Form 8-K filed November 25, 1997, was stayed until December 18, 1997, on which date a hearing was scheduled with Nasdaq.

          On November 26, 1997, the Company filed a Current Report on Form 8-K with the Commission, reporting that the Company issued 80,000 shares of the Company's convertible Series A Preferred Stock, $.001 par value, to an investment banker for $500,000. The shares of preferred stock are convertible into common stock at the rate of five shares of common stock per share of preferred stock.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              HELISYS, INC.



Date:  March 20, 1998         By: /s/ DAVE T. OKAZAKI
                                  ---------------------------
                                  Dave T. Okazaki
                                  Chief Financial Officer

                                 EXHIBIT INDEX




  Exhibit                                                     Page
  Number             Description                             Number
  ------             -----------                             ------
   27                Financial Data Schedule