Form 10QSB
period 1998-04-30
HELISYS INC
filed 1998-06-15
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1998

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

                               YES   X      NO
                                    ---         ---

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                 Outstanding at April 30, 1998
              -----                 -----------------------------

    Common Stock, $.001 par value            4,039,762


                              Page 1 of __ Pages
                           Exhibit Index on Page __

                                 HELISYS, INC.
                             INDEX TO FORM 10-QSB

PART I.   FINANCIAL INFORMATION

    Item 1.  Financial Statements

                 Balance Sheets as of July 31, 1997
                 and April 30, 1998 (unaudited).....................................................    3

                 Statements of Operations (unaudited) for the three and nine months ended
                 April 30, 1997 and 1998............................................................    5

                 Statements of Cash Flows (unaudited) for the three and nine months ended
                 April 30,1997 and 1998.............................................................    6

                 Notes to Financial Statements......................................................    7

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................................................    9

PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings......................................................................   18

    Item 2.  Change in Securities...................................................................   18

    Item 3.  Defaults Upon Senior Securities........................................................   18

    Item 4.  Submission of Matters to a Vote of Security Holders....................................   18

    Item 5.  Other Information......................................................................   18

    Item 6.  Exhibits and Reports on Form 8-K.......................................................   18

SIGNATURES..........................................................................................   19


                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                     July 31, 1997          April 30, 1998
                                                                     -------------          --------------
                                                                                             (unaudited)
ASSETS
Current assets:
    Cash and cash equivalents................................           $  626,976             $  415,125
    Accounts receivable, net of allowance for
      doubtful accounts of  $357,000 as of
      July 31, 1997, and $305,272 as of
      April 30, 1998.........................................            2,047,480              1,426,559
    Inventories..............................................            2,544,235              1,936,535
    Income tax receivable....................................              578,537                     -
    Prepaid expenses and other current assets................               60,619                125,649
                                                                        ----------             ----------
      Total current assets...................................            5,857,847              3,903,868
                                                                        ----------             ----------

Property, plant and equipment:
    Land.....................................................              838,000                838,000
    Building and improvements................................            1,344,122              1,344,122
    Office furniture and equipment...........................              582,314                583,308
    Machine and equipment machinery..........................              869,252                669,269
                                                                        ----------             ----------
                                                                         3,633,688              3,434,699
    Less - Accumulated depreciation..........................              851,251                902,209
                                                                        ----------             ----------
                                                                         2,782,437              2,532,490
                                                                        ----------             ----------

Other assets.................................................               26,131                 25,749
                                                                        ----------             ----------
                                                                        $8,666,415             $6,462,107
                                                                        ==========             ==========

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                     July 31, 1997          April 30, 1998
                                                                     -------------          --------------
                                                                                              (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Current portion of long-term debt and capital lease
     obligation..............................................          $    42,176             $    38,945
   Bank line of credit.......................................                   -                  838,447
   Accounts payable..........................................            1,188,806               1,030,421
   Accrued liabilities.......................................              796,496                 747,084
   Customer deposits.........................................               37,497                  55,799
   Deferred maintenance revenue..............................              963,718                 682,774
   Deferred gross profits....................................              263,860                      -
                                                                       -----------             -----------
      Total current liabilities..............................            3,292,553               3,393,470
                                                                       -----------             -----------
Long-term debt and capital lease
   obligation, net of current portion........................            1,836,995               1,807,481
                                                                       -----------             -----------

Stockholders' equity:
   Preferred stock, $.001 par value
      1,000,000 shares authorized, 80,000 shares issued and
      outstanding as of April 30, 1998.......................                                           80
   Common stock, $.001 par value
      20,000,000 shares authorized...........................
      Issued and outstanding 4,025,251 shares as of July 31,
      1997, and 4,039,762 of April 30, 1998
      respectively...........................................                4,026                   4,040
   Additional paid-in capital................................            6,008,570               6,645,872
   Accumulated deficit.......................................           (2,445,442)             (5,366,120)
   Deferred compensation.....................................              (30,287)                (22,716)
                                                                       -----------             -----------
      Total stockholders' equity.............................            3,536,867               1,261,156
                                                                       -----------             -----------

                                                                       $ 8,666,415             $ 6,462,107
                                                                       ===========             ===========


                 See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    For the                               For the
                                                                  Three Months                          Nine Months
                                                                     Ended                                 Ended
                                                                    April 30,                             April 30,
                                                             ------------------------------------------------------------------
                                                                1997              1998              1997               1998
                                                                ----              ----              ----               ----

Net sales..............................................      $ 4,244,534       $ 2,074,564       $ 9,992,972       $  6,618,482

Cost of sales..........................................        2,378,738         1,531,285         6,119,996          4,897,670
                                                             -----------       -----------       -----------       ------------
  Gross profit.........................................        1,865,796           543,279         3,872,976          1,720,812
                                                             -----------       -----------       -----------       ------------

Operating expenses:
  Selling, general and administrative..................        1,509,529         1,026,778         4,293,715          3,157,464
  Research and development.............................          524,028           309,354         2,045,469          1,200,511
                                                             -----------       -----------       -----------       ------------
                                                               2,033,557         1,336,132         6,339,184          4,357,975
                                                             -----------       -----------       -----------       ------------
     Loss from operations..............................         (167,761)         (792,853)       (2,466,208)        (2,637,163)
                                                             -----------       -----------       -----------       ------------

Other income (expense):
  Interest/other income................................            5,151             1,565            57,103             47,015
  Interest/other expense...............................          (90,671)         (151,245)          233,126)          (330,530)
                                                             -----------       -----------       -----------       ------------

     Loss before income tax benefit....................         (253,281)         (942,533)       (2,642,231)        (2,920,678)

Income tax benefit.....................................               -                 -            544,900                 -
                                                             -----------       -----------       -----------       ------------

     Net loss..........................................      $  (253,281)      $  (942,533)      $(2,097,331)      $(2,920,678))
                                                             ===========       ===========       ===========       ============

     Basic and diluted loss per common share
      outstanding......................................            (0.06)            (0.23)            (0.52)             (0.72)
                                                             ===========       ===========       ===========       ============
     Weighted average number of common shares
      outstanding......................................        4,008,000         4,039,762         4,000,000          4,031,629
                                                             ===========       ===========       ===========       ============


                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      For the
                                                                                      -------
                                                                                 Nine Months Ended
                                                                                 -----------------
                                                                                     April 30,
                                                                                     ---------
                                                                               1997               1998
                                                                               ----               ----
Cash flows from operating activities:
Net loss.................................................................   $ (2,097,331)        $(2,920,678)
Adjustments to reconcile net loss to
 net cash used in operating activities:
    Provision for uncollectible accounts receivable......................        143,000              51,728
    Compensation expense from issuance of stock purchase warrants........         67,293                  -
    Deferred income taxes................................................        157,000                  -
    Depreciation.........................................................        312,119             276,052
    Amortization of credit facility commitment fee paid with warrants....             -               99,200
    Amortization of deferred compensation................................             -                7,571
    Net book value of equipment sold to customers........................             -               72,548
    Changes in operating assets and liabilities:
      Accounts receivable................................................     (1,133,992)            569,193
      Inventories........................................................        (33,421)            540,278
      Income taxes receivable............................................         81,180             578,537
      Prepaid expenses...................................................         57,521               6,770
      Other assets.......................................................          4,129                 382
      Accounts payable...................................................        645,419            (158,385)
      Accrued liabilities................................................         37,558             (83,016)
      Customer deposits..................................................        (37,000)             18,302
      Deferred maintenance revenues......................................        235,596            (280,944)
      Deferred gross profits.............................................       (182,298)           (263,860)
                                                                            ------------         -----------
         Net cash used in operating activities...........................     (1,713,227)         (1,486,322)
Cash flows from investing activities:
      Purchases of property, plant and equipment.........................       (125,337)            (31,231)
                                                                            ------------         -----------
         Net cash used in investing activities...........................       (125,337)            (31,231)
                                                                            ------------         -----------
Cash flows from financing activities:
      Payments on long term debt and capital lease obligations...........        (25,995)            (32,745)
      Net borrowings on bank line of credit..............................                            838,447
       Proceeds from issuance of common stock............................         38,859                  -
       Proceeds from issuance of preferred stock.........................                            500,000

                                                                            ------------         -----------
Net cash provided by financing activities................................         12,864           1,305,703
                                                                            ------------         -----------
      Net decrease in cash...............................................     (1,825,700)           (211,851)
Cash, beginning of period................................................      2,600,249             626,976
                                                                            ------------         -----------
Cash, end of period......................................................   $    774,549         $   415,125
                                                                            ============         ===========
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest...........................   $    95 ,668         $   191,111
Supplemental disclosures of noncash financing and investing activities:
      Issuance of shares under employee purchase plan....................         38,859               5,396
      Warrants issued under commitment fee to secure credit facilities...             -              171,000
      Inventory transfers to property, plant and equipment...............        110,009              67,422
      Issuance of stock purchase warrants................................         36,706
      Reacquisition of common stock secured by shareholder note..........         40,536

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

  The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and nine months periods ended April 30, 1998, are not necessarily indicative of the results that may be expected for the year ending July 31, 1998. Certain balances of 1997 have been reclassified to conform with the 1998 presentation.

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

  The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996 and 1997, and for the nine months ended April 30, 1998, the company reported a net loss of $886,695, $3,031,671 and $2,920,678, and negative cash flow from operations of $2,438,241, $1,826,864 and $1,447,422, respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to overcome these conditions include continuing cost cutting programs implemented in 1997, the proposed sale and subsequent lease-back of its corporate facilities and raising additional debt and equity capital to fund operations. In conjunction with the proposed sale and leaseback of the Company's corporate facilities, management expects that the mortgage on its corporate facilities will be paid off on June 26, 1998 and that the transaction will result in the incurrence by the Company of a prepayment penalty of approximately $46,000 and result in net cash available to the Company of approximately $438,000 which management intends to use partially to repay the Company's bank line of credit. In November 1997 the Company successfully amended its existing credit facility and secured a $500,000 infusion of cash ($200,000 of which was advanced to the Company at October 31, 1997 in the form of a note payable) in exchange for issuing 80,000 shares of convertible preferred stock to an investment banker. Additionally, the Company amended its credit facility and obtained an additional credit facility from Comerica Bank (the "Bank") in November 1997. These facilities provided for aggregate borrowings of $1,000,000. In January 1998 the Company was notified by the Bank that it was in default on its obligations with the Bank due to violations of certain financial covenants. As of April 30, 1998 the Company had aggregate
borrowings of $838,447 outstanding under the credit facilities.   All amounts
outstanding under
the credit facilities are classified as current at April 30, 1998. Both credit facilities are collateralized by substantially all the Company's assets except the land and building in Torrance, California. The Company has executed a forbearance agreement with the Bank that extended repayment of the credit facilities until May 29, 1998, and is involved in ongoing discussions with the Bank with respect to extending the facilities to June 30, 1998. There can be no assurance that the Bank will continue to extend accommodations or an extension of such facilities will be granted or that the Company will be successful in completing the proposed sale and leaseback of the Company's corporate facilities, returning to profitability, obtaining additional capital or that the capital will be sufficient to fund the Company's operations until such time as the Company is able to operate profitability. If the Company is unsuccessful in extending its agreement with the bank, in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.

  In connection with the issuance of preferred stock and amendment to the credit facilities, the investment banker agreed to guarantee up to $500,000 of the line of credit facility with the Bank in exchange for a five year warrant to purchase 100,000 shares of Company Common Stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. Additional consideration of 10,000 five year warrants to purchase the Company's common stock at $1.75 per share will be granted to the investment banker for each $100,000 that the Company borrows under the secondary line of credit facility up to the $500,000 guaranteed. As of April 30, 1998, the Company is obligated to issue 50,000 warrants in conjunction with the borrowing of $500,000 against the line of credit facility. The 100,000 warrants previously issued are recorded as additional paid in capital at an estimated fair value of approximately $132,000. The additional 50,000 warrant obligation is included in accrued liabilities in the accompanying balance sheets at an estimated fair value of approximately $39,000. The corresponding commitment fee of $171,000 is included in prepaid expenses and other current assets on the Company's balance sheet and is being amortized on a straight line basis to other expenses on the Company's statement of operations over the ten month commitment term. Under the terms of the preferred stock purchase agreement, the Company is obligated to pay the investment banker a commission on the purchase price paid for additional shares of Series A Preferred Stock purchased by investors who are introduced to the Company by the investment banker, at a rate of 6.0% of the aggregate purchase price paid by such investors. In May 1998, the conversion ratio of the preferred stock was amended from five shares of common stock for each share of preferred stock to twelve.

(2) EARNINGS (LOSS) PER COMMON SHARE
------------------------------------

  Earnings per share is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plan, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending April 30, 1998 and 1997.

  In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share" which is required to be adopted for interim and annual financial statements for the fiscal years ending after December 31, 1997. SFAS 128 requires the Company to change the method previously used to compute earnings per share and to restate all prior periods. Under the requirements, primary earnings per share was replaced by basic earnings per share from which the dilutive effect of stock options is excluded. There was no impact of adopting Statement No. 128 for the periods ended April 30, 1998 and 1997 due to the anti-dilutive effect of common stock equivalents during these periods.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company designs, develops, manufactures and makes rapid prototyping systems used by manufacturers, design engineering firms, universities and others to make physical models, industrial patterns and prototypes directly from 3-D CAD files. The Company's systems use the Company's Laminate Object Manufacturing (LOM) technology to produce physical models and other three-dimensional objects used as models, or in the preliminary testing of form, fit or function of a part, or the conversion of patterns into useable parts through secondary processes, such as sand casting and rubber molding, or in industrial pattern making and similar applications. The Company also sells sheet-form materials and other supplies used with its LOM systems.

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

  The Company began commercial shipment of its latest-generation rapid prototyping systems, the LOM-2030H, in October of 1996. In addition, the Company commenced shipment of its latest generation LOM-1015 Plus and its new plastic material in March of 1997, and new composite material in November of 1997. There can be no assurance that the Company will achieve market acceptance of the LOM-2030H, LOM-1015 Plus and new material or that sales revenue generated by the LOM-2030H, LOM 1015 Plus or its new material and existing products and services will be commensurate with current and future levels of the Company's operating expenses.

  The Company has experienced significant losses from operations in the two most recent fiscal years and the three most recent quarters and anticipates experiencing further losses in fiscal 1998. Additionally, the Company used cash of approximately $1.4 million in operations during the nine months ended April 30, 1998. During fiscal year ended July 31,1997, the Company began to implement cost-cutting programs in an effort to return to profitability. The expense reduction process continued into March 1998 as the number of Company employees was reduced by approximately 15 employees between January 1998 and March 1998, resulting in an annual cost savings of approximately $800,000. In conjunction with these cost reduction actions and continuing efforts to return to profitability, the Company hired a new President and Chief Operating Officer to direct the Company's day-to-day operations. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems and new material. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. While the Company expects sales of its existing products and its latest-generation LOM systems and new material to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels.

RESULTS OF OPERATIONS

  Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended April 30, 1998, were approximately $2,075,000, a decrease of approximately $2,170,000, or 51.1%, compared to net sales of approximately $4,245,000 for the three months ended April 30, 1997. This decrease was primarily a result in the decrease in the number of LOM systems shipped to 11 during the quarter ended April 30, 1998, as compared to 24 systems for the quarter ended April 30, 1997. Sales of materials and service for the three months ended April 30, 1998, increased by approximately $222,000, or 38.5% over sales of materials and services in the three months ended April 30, 1997, primarily due to the increased number of LOM systems in the field and more concentrated efforts by the Company to sell materials and generate service related revenues.

  Net sales for the nine months ended April 30, 1998, were approximately $6,618,000, a decrease of approximately 33.8% compared to net sales of $9,993,000 for the nine months ended April 30, 1997. This was primarily due to the decrease in the number of 2030H units shipped (15 less), particularly to the Asian market, along with sales discounts given to customers, lower selling prices of the 1015 Plus, continuing softness in the domestic market, and the lower margins being realized from the sale of systems due to the strength of the dollar. Sales of materials and service for the nine months ended April 30, 1998 increased by approximately $456,000 or 21.8% due primarily to the number of machines in the field and more concentrated efforts to sell materials and generate service related revenues.


Product Mix Percentages:
------------------------
                                              Nine months ended
                                              -----------------
                                        April 30, 1997    April 30, 1998
                                        --------------    --------------
LOM Systems                                  79.0%             62.0%
Materials and Service                        21.0%             38.0%


LOM System Units Sold During the
--------------------------------
Periods Indicated:
------------------
                                               LOM 1015s         LOM 2030s
                                               ---------         ---------
Three Months ended April 30, 1997                   9                15
Three Months ended April 30, 1998                   7                 4

Nine months ended April 30, 1997                   17                36
Nine months ended April 30, 1998                   18                21

As of April 30, 1997, the Company had deferred revenue in the amount of approximately $264,000, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for an upgraded version.

  Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended April 30, 1998, was approximately $543,000, a decrease of approximately $1,323,000, or 70.9%, compared to gross profit of approximately $1,866,000 for the three months ended April 30, 1997. Gross profit as a percentage of sales decreased from 44.0% in the three months ended April 30, 1997 to 26.2% in the three months ended April 30, 1998. Decreased systems sales over the comparable quarter was a result of fewer machine shipments (24 as compared to 11), especially the larger 2030H systems, the main contributor being the decrease in Asian sales. The decrease in the shipment of the higher priced 2030H to four (4) during the three months ended April 30, 1998 from fifteen (15) during the three months ended April 30, 1997 along with the increased sales discounts were mainly responsible for the decrease in gross profit expressed as a percentage of sales.

  Gross profit for the nine months ended April 30, 1998, was approximately $1,721,000, a decrease of approximately $2,152,000, or 55.6%, compared to gross profit of approximately $3,873,000 for the nine months ended April 30, 1997. Gross profit as a percentage of sales decreased from 38.8% in the nine months ended April 30, 1997 to 26.0% in the nine months ended April 30, 1998. The gross profit decrease can be primarily attributed to the lower sales price of the 1015Plus, larger sales discounts given on 2030H systems, lower margins being realized from sales of systems in Asia due to the strength of the U.S. Dollar, and the inability to generate machine sales domestically. The decrease in shipments (from 36 to 21) of the higher margin 2030H during the comparable nine month period had a significant impact on gross profit as well.

  Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended April 30, 1998, was approximately $1,027,000, a decrease of approximately $483,000, or 32.0%, compared to approximately $1,510,000 for the three months ended April 30, 1997. The decrease is mainly attributable to the cost reduction efforts the Company instituted beginning in January 1997 and the savings is related to the reduction of employees and employee related expenses. Staff reductions of approximately 10% were instituted in January 1997, August 1997, January 1998 and the most recent reduction at the end of March 1998. Between January 1998 and March 1998 the number of Company employees was reduced by 5 employees at an annual cost savings of approximately $200,000.

  Selling, general and administrative expense for the nine months ended April 30, 1998, was approximately $3,158,000, a decrease of approximately $1,136,000, or 26.5%, compared to approximately $4,294,000 for the nine months ended April 30, 1997. The decrease is mainly attributable to the cost reduction efforts the Company instituted beginning in January 1997 and the savings is related to the reduction of employees and employee related expenses.

  Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Research and development expense for the three months ended April 30, 1998, was approximately $309,000, a decrease of approximately $215,000, or 41.0%, compared to approximately $524,000 for the three months ended April 30, 1997. The decrease was primarily due to the reduction and elimination of the development costs of the latest-generation 2030H, which began shipment in October 1996, and the 1015 Plus which was introduced in March 1997, as well as cost reductions and staff reductions of approximately 10% which were instituted January 1997, August 1997, January 1998 and the most recent reduction of approximately 31% at the end of March 1998.

  Research and development expense for the nine months ended April 30, 1998, was approximately $1,201,000, a decrease of approximately $845,000, or 41.3%, compared to approximately $2,045,000 for the nine months ended April 30, 1997. The decrease was primarily due to the reduction and elimination of the development costs of the latest-generation 2030H, which began shipment in October 1996, and the 1015 Plus which was introduced in March 1997. The decrease was primarily due to the reduction and elimination of the development and staff costs discussed above.

  Loss from Operations. Loss from operations for the three months ended April 30, 1998, was approximately $793,000, compared to a loss of approximately $168,000 for the three months ended April 30, 1997. The loss resulted primarily from decreased systems sales and lower margins being realized from the sale of systems due to product mix and the strength of the U.S. Dollar.

  Loss from operations for the nine months ended April 30, 1998, was $2,637,000, compared to a loss of $2,466,000 for the nine months ended April 30, 1997. The loss resulted primarily from decreased systems sales and lower margins

  Other Income (Expense), net. Other expense for the three months ended April 30, 1998, was approximately $150,000 as compared to approximately $86,000 for the three months ended April 30, 1997. The increase in expense was primarily due to the reduction of interest income from marketable securities and miscellaneous tax refunds.

  Other expense for the nine months ended April 30, 1998, was approximately $284,000 as compared to approximately $233,000 for the nine months ended April 30, 1997. The increase in expense was primarily due to the reduction of interest income from marketable securities, miscellaneous tax refunds and increased bank charges in the nine months ended April 30, 1998, which were offset by the cost of issuing warrants to Cruttenden Roth Incorporated recorded during the nine months ended April 30, 1998.

  (Provision) Benefit for Income Taxes. There was no tax provision or benefit from income taxes recorded for the three months ended April 30, 1998 or for the three months ended April 30, 1997. No benefit was provided due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.

  There was no tax provision or benefit from income taxes recorded for the nine months ended April 30, 1998, as compared with a benefit for taxes of $545,000 for the nine months ended April 30, 1997. No benefit was provided during the nine months ended April 30, 1998 due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used cash of approximately $1,447,000 and $1,713,000 in operations during the nine months ended April 30, 1998 and 1997, respectively. Working capital was approximately $510,000 at April 30, 1998, compared to approximately $2,565,000 at July 31, 1997. These changes are primarily due to decreases in accounts receivable, inventories and the income tax receivable. Cash used in investing activities, which consists of purchases of property, plant and equipment, was approximately $31,000 and $125,000 for the nine months ended April 30, 1998, and April 30, 1997, respectively.

  In November 1997, the Company issued 80,000 shares of the Company's Series A Preferred Stock, par value $.001 per share, to an investment banker for $500,000. In May 1998 the conversion rates of the preferred stock was amended from five shares of common stock for each share of preferred stock to twelve; the terms of the preferred stock were also amended to eliminate the cumulation of dividends on such shares of Series A Preferred Stock effective as of the date of issuance. The initial $200,000 of this investment was recorded as a note payable at October 31, 1997, which was repaid during the quarter ended January 31, 1998. Additionally, the Company amended its existing credit facility (the "Primary Facility") and obtained an additional credit facility (the "Secondary Facility") from the Bank in November 1997. These facilities provide for aggregate maximum borrowings of $1,000,000. The Primary Facility has been extended through June 1998, and provides for maximum borrowings of $500,000, subject to borrowing base limitations for eligible accounts receivable. The Secondary Facility, which expires in August 1998, provides for maximum borrowings of $500,000. Both credit facilities are collateralized by substantially all the company assets except the land and building relating to the Company's headquarters. As of April 30, 1998, the Company had $500,000 outstanding borrowings under its revolving credit facility.

  In January 1998 the Company was notified by the Bank that it was in default on its obligations with the Bank due to violations of certain financial covenants. As of April 30, 1998 the Company had aggregate borrowings of $838,447
outstanding under the credit facilities.   All amounts outstanding under the
credit facilities are classified as current at April 30, 1998. The Bank has currently entered into a forbearance agreement with the Company that extends the Primary Facility through May 1998 and the Secondary Facility through August 1998; there are currently ongoing discussions with the Bank with respect to extending the Primary Facility to June 30, 1998. There can be no assurance that the Bank will continue to extend accommodations or an extension of such facilities will be granted. If the Company is unable to generate sufficient cash flow from operations, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

  The Company believes that the net proceeds from the anticipated sale of its corporate facilities together with funds from operations will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 3 to 6 months. Management expects that the mortgage on its corporate facilities will be paid off on June 26, 1998 and that the transaction will result in the incurrence by the Company of a prepayment penalty of approximately $46,000. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company. Significant additional dilution may be incurred by investors in this offering as a result of additional financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130 "Disclosures about Segments of an Enterprise and Related Information," in June 1997. This statement is effective for financial statements issued for periods beginning after December 15, 1997. The Company has not yet analyzed the impact of adopting this statement.

FORWARD-LOOKING STATEMENTS

  This 10-QSB report contains forward-looking statements that involve risk and uncertainties. As discussed below in "Certain Factors That May Affect The Company's Business and Future Results" and in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on December 4, 1997, and other periodic filings with the Securities and Exchange Commission, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the Company's products and services, including the LOM 2030H and LOM 1015 Plus and uncertainty of the introduction and acceptance of the Company's plastic and composite materials, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.


CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

  Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and the nine months ended April 30, 1998 and anticipates experiencing further losses in fiscal 1998. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems and materials. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace.

  The Company used cash of approximately $1.8 million in operations in fiscal 1997 and $1.4 million during the nine months ended April 30, 1998. While the Company expects sales of its existing products and latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the company will achieve such sales levels. In addition, the Company is obligated to repay $838,447 under its existing line of credit with Comerica Bank. If the

Company is unable to generate sufficient sales or to reduce expenses to enable it repay such amount, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain financing on terms acceptable to the Company.

  Quarterly Results of Operations. The Company's quarterly operating results may fluctuate significantly due to a variety of factors, including changes in the Company's sales and customer mix, delays in shipping new systems, the introduction of new products and new product enhancements by the Company or its competitors, pricing pressures, increases in expenditures relating to pursuing the Company's business strategies, general economic conditions and other factors. Due to the sales pricing of the LOM systems and the long sales cycle for the products, quarterly results may be adversely affected if orders are not received and shipped prior to the end of the forecasted quarter.

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

  Emerging Nature of the Rapid Prototyping Industry; Reliance on a Single Product Line. The rapid prototyping industry is an emerging industry, and the Company believes that the development and future gowth of the rapid prototyping industry will relate to the general trend of increased automation of product design and manufacturing processes, including the expanded use of 3-D CAD. There can be no assurance that the rapid prototyping industry otherwise will continue to develop or grow.

  The Company has developed and markets a single product line of rapid prototyping systems which utilize LOM technology. The immediate prospects of the Company will be dependent upon market acceptance of the Company's LOM technology and systems, including the Company's latest generation LOM systems. There can be no assurance that the Company's LOM systems will gain significant acceptance or that the introduction of products embodying new or alternate technologies or the emergence of new industry standards will not render the Company's systems obsolete and unmarketable.

  Product Reliability; Ongoing Technical Changes. Although the LOM technology utilized in the Company's systems has been in development since 1985, until recently there has been only limited commercial use of LOM technology in rapid prototyping applications. In this respect, certain of the Company's customers have expereienced performance problems with the Company's first generation LOM systems, which from time to time have not performed to the Company's specifications. The Company believes that it has identified all of these problems and that the LOM systems currently being marketing by the Company meet applicable product specifications. Until there is sufficient customer experience with the LOM systems sold most recently by the Company, however, the Company will be unable to determine whether its LOM systems are considtently performing to specifications. Furthermore, no assurance can be given that new problems will not be identified by customers or that any such problems could be adquately addressed by the Company in a timely manner. There can be no assurance, therefore, that the Company's customers will not make claims against the Company arising from dissatification with the performance of the Company's LOM systems.

  In the first quarter of the fiscal year ending July 31, 1997, the Company commenced sales of the latest generation of LOM 2030H system, which the Company believes adequately addresses certain performance problems associated with the it first generation LOM systems and represents significant improvements in overall product performance and reliability. There can be no assurance, however, that the Company's latest generation LOM systems will not experience similar performanceor reliability problems. In addition, the Compnay is unable to predict what effect the problems associated with its first generation LOM systems will have on the Company's efforts to market and sell its latest generation LOM systems. The immediate prospects for future growth of the Company are dependent on market acceptanceof its latest-generation rapid prototyping systems.

  Dependency on Proprietary Technology. The Company's ability to compete in the market for rapid prototyping products may depend significantly on its ability to protect its proprietary technology. The Company seeks to protect its technology through a combination patents, copyrights, trade secrets, proprietary know how, confidentiality agreements and ongoing development of new products, features and designs. Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and the prospects of the Company. An invalidation of the patent claims relating to the Company's LOM process would not, however, affect the other claims in the United States patents relating to the Company's LOM systems. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do the laws of the United States. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company trade secrets or know-how.

  Risks Associated with Year 2000 Issue. In the next two years, many companies will face a potentially serious information systems (computer) problem because many software applications and operational programs written in the past may not properly recognize calendar dates beginning in the Year 2000. This problem could force computers to either shut down or provide incorrect information and could result in an inability to process transactions, send invoices or engage in normal business activities. The Company believes that its existing information systems equipment, primarily composed of personal computers, will be minimally impacted by the Year 2000 Issue, as the Company intends to replace the majority of those systems which may be affected by this problem by the end of 1999 due to technological obsolescence. The Company has not initiated communications with any of its vendors regarding the Year 2000 Issue. If the Company determines a particular vendor will be impacted by this problem, the Company may attempt to identify additional or replacement vendors, which could delay accessibility of the products and/or services provided by such vendors. Such a delay or failure to identify an additional or replacement vendor could have a material adverse effect on the Company's business, operating results and financial condition.

PART II.  OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

            None.

ITEM 2.     CHANGES IN SECURITIES.

            None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES.

            None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            None.

Item 5.     Other Information.

            None.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a) EXHIBITS

            See Exhibit Index on Page 21.

            (b) REPORTS ON FORM 8-K

            No reports on Form 8-K were filed during the three months ended April 30, 1998.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELISYS, INC.



Date:  June 15, 1998              By: /s/  DAVE T. OKAZAKI
                                           ----------------------------------
                                           Dave T. Okazaki
                                           Chief Financial Officer

                                  EXHIBIT INDEX



Exhibit                                                                                                     Page
 Number             Description                                                                            Number
-------             -----------                                                                            ------
3.1                 Amendment to Certificate of Incorporation, filed February 19, 1998                       22

27.1                Financial Data Schedule                                                                  23