Form 10KSB40
period 1998-07-31
HELISYS INC
filed 1998-11-20
CIK 1003641

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                      __________________________________

                                  FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
             For the fiscal year ended July 31, 1998

                                       OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
             For the transition period from __________ to __________

                        Commission file number 0-27286
                      __________________________________

                                 HELISYS, INC.
                (Name of Small Business Issuer in its charter)

                Delaware                                 95-4552813
     (State or other jurisdiction of        (I.R.S. Employer Identification No.)
      incorporation or organization)

24015 Garnier Street, Torrance, California                  90505
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

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $8,450,066

     As of November 13, 1998, the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold on such date, was approximately $323,000.

     4,042,760 shares of Common Stock were outstanding at November 13, 1998.

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

                                    PART I

ITEM 1.  BUSINESS

The Company

Overview

     Helisys, Inc., a Delaware corporation (the "Company") designs, develops, manufactures and markets rapid prototyping systems and the materials and supplies used with them. The Company's predecessor, Hydronetics, Inc., was incorporated in Illinois in 1985. The Company was incorporated in California in 1990 and reincorporated as a Delaware corporation in 1995. It is the worldwide market leader in sales and installations for rapid prototyping systems which use sheet materials to build physical objects.

     Rapid prototyping systems are used in conjunction with three-dimensional computer-aided design ("3-D CAD") workstations to let manufacturers, design engineering firms and others create physical models, industrial patterns, molds and prototypes directly from CAD designs. They significantly reduce the time and effort needed to produce complex models, prototypes and molds, and thus substantially lower the cost of many product design processes. The Company's rapid prototyping systems, for instance, have been used in the design and development of products ranging from golf club heads to automobile engine blocks to shoe soles.

     The time it takes to bring new products to market (i.e., "time-to-market") is a critical success factor for manufacturers who need to introduce new products to the marketplace faster than their competitors. Not only competitive sales advantages but also cost reduction and price leadership can accrue to these manufacturers. The model building, prototyping and industrial pattern making that often accompany new product development account for a significant part of this time-to-market. Models or prototypes that might take weeks or months to make with traditional machining or carving techniques can be made in hours or days with rapid prototyping systems, usually at significant cost savings. The 3-D designer can view the object soon after the design is complete and therefore spot problems with the design, fix them and make the next generation model very quickly.

     The Company's rapid prototyping systems utilize the Company's Laminated Object Manufacturing ("LOM") technology. In the LOM process, a computer image of the solid object is sliced into scores, hundreds, or thousands of parallel, two-dimensional cross-sections. The LOM system then uses a laser beam to sequentially cut these cross-sections out of layers of sheet material, such as paper or plastic film. Each successive layer of material is bonded to the stack of previously cut layers. At the end of the LOM process, the excess material is removed ("decubed") to reveal the physical model of the object. The models produced are used to test the form, fit or function of a part; or to become patterns or molds for secondary processes such as sand casting, vacuum forming, rotational molding and rubber molding; or for industrial pattern making applications; or for analysis by researchers looking at anything from a virus to a subsurface coastal topographic map.

     The Company believes that its LOM technology is the only commercial rapid prototyping technology currently marketed in the United States, and one of the very few anywhere, that can produce three-dimensional objects through the use of readily available sheet materials. The Company believes that it has sold over 80% of the installed base of such systems in the world. The Company believes that the use of these materials offers certain advantages over the other rapid prototyping technologies, particularly in the production of large objects.

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

     The Company believes, based on estimates provided by the leading industry expert (Wohlers Associates, Inc.), that there were over 3,289 rapid prototyping systems installed worldwide by the end of December 1997. Approximately 33% of these were sold by 3D Systems, 22% by Stratasys, 9% by the Company and the balance by smaller producers. As of July 31, 1998, the Company had shipped over 300 rapid prototyping systems globally into 32 countries. Wohlers estimates that 1997 industry-wide revenue was approximately $453 million, with about $258 million attributable to service and $195 million derived from product sales. Overall revenue growth was approximately 7.5% for 1997 and Wohlers forecasts unit sales growth of 23% and 26% for 1998 and 1999 respectively.

     The Company believes that the rapid prototyping industry is dividing into two distinct segments. One segment consists of rapid prototyping systems which are compact, inexpensive, and easy to operate, therefore, compatible with the office ("desk top") environment. The other segment has more expensive and larger systems which address the need for production manufacturing environments.

Current Applications of Rapid Prototyping

     LOM systems are currently being used in various stages of the product development process. These include the following:

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

     The so-called desktop systems, selling for around $50,000, are currently dominating this segment of the rapid prototyping market. The primary requirements in this segment of the industry are user friendliness of the process, and speed. The Company's product participation in this market is through the production of large visualization parts which cannot be produced by the smaller envelope, desk top systems. The primary companies participating in this segment are 3D Systems, Stratasys, Z Systems and Sanders.

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

     This stage of the rapid prototyping process focuses on the creation of a simulated part, preferably out of the material which is used in the eventual manufacturing of the product. The desired qualities of rapid prototyping systems serving this market segment are their ability to use industrial plastic or metal materials, the precision and strength of the manufactured objects and user friendliness. Stratasys currently dominates this segment of the market but 3D Systems and DTM also compete effectively. When the Company is able to produce systems that can produce parts out of industrial plastic or metal materials it could have a significant impact on this market segment. At the present time, the Company serves this market primarily through the production of metal casted or rubber molded patterns.

     Third Stage--Low-Volume Production: Production of Patterns and Masters for Low-Volume Production Tooling. Before committing a new product to mass production, many manufacturers plan low-volume production runs which simulate the production process and help identify potential problems with the part's design or production process. During this stage, objects produced by means of rapid prototyping can be used as industrial patterns or masters in secondary applications such as sand casting, investment casting, spray metal tooling and EDM (electro discharge machining) abrading to create near production quality molds. By replacing more time-consuming conventional industrial pattern-making methods, rapid prototyping technology offers manufacturers the ability to move more quickly through the low-volume production stage and into high-volume production. The properties required in this market segment are precision, surface finish, strength and heat resistance. Metal molds from DTM, Keltool (3D Systems) and sand casting LOM patterns of the Company are examples of participation in this market. If and when the Company would introduce additional advanced composites for tooling applications for mold making and metal forming, its role in this market could expand significantly.

     Fourth Stage--High-Volume Production: Production of Patterns and Masters for High-Volume Production Tooling. In certain instances, rapid prototyping technology currently is used to create patterns or masters in the development of final high-volume production tooling. Due to the high cost and time required to generate production tooling using conventional methods, there may be a substantial future market for rapid prototyping technology if it can be applied successfully to address more high-volume production tooling requirements. When and if the Company could develop a metal lamination process, its participation in this market may become significant.

Business Strategy

     The Company's business strategy is to solidify its position as the leading supplier in the world of sheet material rapid prototyping systems. The Company is implementing this strategy by: (i) becoming a marketing-focused business with a disciplined sales approach directed toward niche markets that favor the strengths of LOM; (ii) concentrating on new LOM materials and software products to optimize the existing LOM systems performance and developing new systems with advanced beam positioning and material handling capabilities; (iii) increasing sales of LOM systems, materials and supplies through its global network of sales channels; (iv) maintaining the quality of customer service; and (vi) pursuing strategic alliances with a small number of specific organizations to assist with all of the above.

     Next Generation of Materials and Systems. The Company's immediate focus is on optimizing the use of existing LOM systems by developing new materials tailored for specific applications. The Company believes that new materials could open a totally new, large segment of the rapid prototyping market for its systems and help to fully utilize the advantages of it LOM systems.

     However, it is also making significant investments in the design of its next-generation LOM systems, which the Company expects will exhibit major improvements and innovations in software, hardware and materials. The Company believes its next generation LOM systems will deliver significant improvements in speed, user friendliness, reliability while being able to process most of the advanced materials currently being developed. The Company intends to continue to differentiate its systems from competitors which use alternative technologies. The Company is also dedicating substantial time and effort to improved LOM system accuracy.

     Increase Selling and Marketing Efforts: The Company believes that its success depends on sales and marketing. In the short run the Company has recruited a new senior sales executive to direct its established worldwide system of direct sales, independent distributors and representatives. The Company has begun a significant and highly disciplined program to manage the stream of new sales leads it receives. The Company has also recently signed a contract with one of the industry's leading rapid prototyping marketing experts to provide both a long term strategy and short-run tactical focus on marketing programs to augment the sales process.

     The Company's experience in selling, installing and servicing LOM systems in dozens of nations around the world has convinced it that it must have an effective local presence in every major manufacturing market in the world.

     Materials and Supplies: The Company's customers continually need rolls of materials and other consumable supplies to operate their LOM systems. New plastic and composite materials have joined specially designed papers in the Company's catalog of available standard sheet materials. New materials are under development. Other companies and researchers have used LOM systems to experiment with metals, ceramics, and unique materials for special applications.

     Quality and Customer Service: The Company continues to improve the quality, reliability and performance of its LOM technology. This is required by marketplace demand; in a few short years users have satisfied themselves that this is no longer an experimental technology but rather has become robust additions to on-line manufacturing processes. The effort builds on the major step in late 1996 and early 1997 when the Company's second generation systems were introduced. The Company believes that future LOM systems will provide enhanced accuracy, ease of use, speed and reliability.

     The Company will continue to offer service programs under which customers can buy upgrade kits for earlier systems, to protect investments already made. The Company offers service contracts through its network of Company-trained distributors, augmented by a direct customer service workforce positioned around the world.

     Strategic Alliances: The Company continues to pursue strategic alliances that, through the addition of development, manufacturing, marketing and financial resources, allow the Company to develop new materials for use in the LOM process. The Company's successful agreement with Toyoda Machine Works, Ltd.
(TMW), under which TMW distributes the Company's products in Japan, is a model for forming other arrangements in both domestic and overseas distribution.

     The Company continues to review new developments in the industry and the expressed needs of its customers to guide future marketing developments. The recent investment in a disciplined approach to managing new sales leads, when combined with the resources of it new marketing directions, is also expected to feed back to the development of new strategic alliances.

LOM Technology

     LOM systems have proprietary software that takes the users 3-CAD design of a desired object and performs analysis and automatic conversion of the design. The result is a program that drives the LOM systems. The CAD replication of the object is divided into fine, horizontal "slices" where each layer equals the thickness of the sheet material to be used.

     The LOM system then builds the object by cutting each of these layer-thin cross sections on the top of a gradually growing stack of sheet material supported by an elevator platform in the working chamber of the LOM system. Each layer is bonded to the stack with heat and pressure before it is cut.

     Sheet material (in the form of large rolls in the standard format) is fed into the working chamber to the cutting station. There, a low-power laser beam cuts the exact cross-section of the object for that layer, as well as parting lines to allow for separation of the excess material. When the entire stack containing the object has been built, the excess material is removed from the object at the parting lines to reveal the desired object.

     While the Company is far and away the market leader for the type of technology that laminates sheet-form materials such as paper, plastic and composites, there are some smaller firms in other countries such as Singapore and China, that have similar technologies. Japan's Kira Corporation sells systems which use a knife instead of a laser beam to cut sheets of material.

     3D Systems, Inc., Aaroflex, Inc., Cubital, Ltd., CMET, D-MEC, Mitsui and Teijin Seiki Company, use a technology based on the solidification of the top of a pool or vat of liquid polymers. DTM Corporation uses lasers to harden powders to form models. Stratasys, Inc. uses nozzle extrusion technology to build objects by melting and resolidifying filaments fed from a coil into the working area. Sanders Prototype, Inc., 3D Systems, BPM, Z-Systems and other manufacturers use a modification of ink-jet technology to deposit droplets of material to form objects.

     These competing technologies have certain advantages over the Company's LOM technology (as currently embodied) for some applications, such as the ability to operate in an office environment or the ability to produce smaller objects with less effort in removing excess material at the end of the build process. The Company, however, believes that its LOM technology provides clear competitive advantages over the long run:

     Material Variety: In theory, any sheet-formed material that can be cut and bonded to itself can be used in the LOM process. These materials currently include paper, plastic film and composite laminates. Ceramic tapes and metal foils have been and continue to be tested for use with the Company's rapid prototyping systems. The Company believes that no other rapid prototyping technology currently on the market allows for the potential use of such a variety of raw materials. Most sheet materials now used with the Company's systems are less expensive than the liquids or powders used by certain of the Company's competitors. The majority of objects currently being produced by the Company's LOM systems have the look and feel of lightweight wood; they can be finished and painted to give customers the ability to evaluate the proposed product's aesthetic properties and can be easily machined or modified to obtain the exact fit and form desired.

     Precision: In the competing rapid prototyping technologies, raw materials undergo a phase-change step (e.g., liquid-to-solid or powder-to-liquid-to-solid or solid-to-liquid-to-solid) that imposes a distorting change in volume as the raw material solidifies. This makes it hard to maintain precision. Management believes that the LOM process is inherently least affected by this problem. Since the raw materials used in the LOM process are solid sheets, practically no phase change occurs during object formation, except for the reaction of the adhesive. To take full advantage of this feature, the Company is presently developing post-processing processes and sealants to prevent the produced objects from absorbing atmospheric moisture which can cause object growth after production.

     Speed: Most other rapid prototyping processes require time-consuming point-by-point material solidification over an entire area, either by means of laser scanning or droplet deposition. The Company's LOM systems, on the other hand, trace or cut the periphery of the object's cross section out of raw sheet material. As a result, the Company's LOM technology is faster than that of most competing rapid prototyping technologies.

     Environmental Safety: The Company's consumable sheet materials are generally inert and non-toxic. Therefore, the LOM process does not raise the same concerns of possible exposure to toxic chemicals that arise with some competitive technologies.

     The Company believes that the foregoing characteristics make the Company's LOM systems particularly well suited to the production of large, bulky patterns in the prototype tooling process. The Company also believes that its current systems are capable of producing larger objects than any other commercial rapid prototyping system currently on the market. On the other hand, at the present time the Company has utilized very few of the available materials for their products, with paper being the main production material. The Company's goal is to introduce new materials for the process to fully realize its potential.

     Several of the Company's most demanding customers experienced performance problems with the Company's first-generation LOM systems. While many of these systems continue to be productive for their owners, a significant portion of this early population has gradually been upgraded or replaced by current products. Current generation LOM systems, sold in the last few years, continue to perform with high levels of reliability.

     In the past, the Company is aware of instances of fires occurring within the cabinets of its LOM systems, which the Company believes resulted from the cutting laser beam accidentally coming in contact with a loose, unbonded piece of paper which should not have been where it was; the Company offers fire suppression systems as well as flame-retardant or flame-resistant materials. The design of the Company's current products reduces the risk of damages from this cause.


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

     The current systems sold by the Company are the LOM-1015Plus and the LOM-2030H. The LOM-1015 series was developed for the production of medium-size objects, such as are often found in appliance components, shoes or spring models; the Company's LOM-2030 series was developed for the production of large-size objects, such as automobile parts or heavy machinery components. Each LOM series first shipped in 1992. The second generation of each LOM series was introduced in FY 1997; the Company believes that the second generation equipment (the 1015Plus and the 2030H) represent significant improvements in reliability and ease of use as compared with the first generation models. Through July 31, 1998, the Company had shipped over 300 LOM systems.

     The following table sets forth certain information with respect to the components and characteristics of the Company's current LOM systems:

                                       LOM-2030H                               LOM-1015Plus
LASER:                             50 Watt CO                               25 Watt CO
LASER BEAM DIAMETER:               0.203mm-0.254mm                          0.203mm-0.254mm
POSITIONING SYSTEM:                X-Y Positioning Table moves the          X-Y Positioning Table moves the
                                   laser beam                               laser beam
CUTTING SPEED:                     Up to 457mm/second                       Up to 508mm/second
SHEET MATERIAL TYPES:              Paper, plastic and other                 Paper, plastic and other
                                   materials coated with heat seal          materials coated with heat seal
                                   adhesives in roll form                   adhesives in roll form
COMPUTER:                          Pentium-based PC                         Pentium-based PC
OPERATING SYSTEM:                  MS-Windows NT, MS-DOS                    MS-Windows NT, MS-DOS
SOFTWARE:                          LOMSlice(TM) software                    LOMSlice(TM) software
NETWORK:                           Ethernet compatible                      Ethernet compatible

SYSTEM DIMENSIONS:                 4.88m L x 3.66m W x 140cm H;             1.226m W x 0.743m D x 1.308m H;
                                   1404kg                                   454kg
CURRENT DOMESTIC LIST PRICE:       $275,000                                 $99,500
MAXIMUM PART SIZE:                 813mm L x 559mm W x 508mm H;             381mm L x 254mm W x 356mm H;
                                   204kg                                    32kg

     The Company also sells rolls of sheet-form materials used with its LOM systems, including standard performance LOM paper ("LPS"), high performance LOM paper ("LPH"), LOM composite ("LGF"), flame-retardant paper ("LPF"), and polyester plastic ("LXP"), each in various widths and lengths.

    The Company offers its customers service contracts directly or though its distributors for the periods following the expiration of the one-year warranty. A typical service contract includes labor and parts for preventative maintenance, technical support and repairs. The Company offers programs under which customers may elect to obtain upgrade kits as part of regular service contracts, as well as outright sale of upgrade kits for older system systems.

     The Company also occasionally produces prototypes and models for industrial designers and engineers on a per-order basis. The prototypes and models are produced at the Company's Technical Resource Center ("TRC") located at the Company's headquarters, which is equipped with several of the Company's LOM systems. The TRC is mainly used to provide internal technical training and testing support to other departments within the Company. The TRC also manufacturers sample parts to potential customers in the pre-sales phase of the selling process.


Research and Development

     The Company's research and development department was formally established in January 1994. Since then much of its activity has been (i) to develop new materials for the LOM process and (ii) to improve the LOM system processing speeds and user friendliness.

     The Company's sustaining engineering efforts continually improve the LOM-1015 and LOM-2030 systems, based on customer feedback as well as internal analyses. Developmental engineering's objective is next generation technology (hardware, software, and materials) for not only major changes to the 1015 and 2030 platforms, but also for introduction of a new LOM system series. In both sustaining and developmental engineering, the Company seeks improved system precision and reliability, greater accuracy in the produced objects, faster object production speeds and easier operation of the systems.

     The Company continues to pursue government and industry sponsored research grants to provide funds for continued research and development only in areas that are commercially useful to the Company. The Company has performed research under government research contracts to examine ceramics and ceramic matrix composites, polymer composites and metals with its LOM systems. It has entered into research alliances with certain corporations as well, both domestically and overseas.

     The Company's expenditures for research and development for the fiscal years ended July 31, 1997 and July 31, 1998 were, respectively, $2,609,000 and $1,381,000.

New Products

     In 1998 and 1999 the Company expects to develop several new product enhancements and LOM subsystems, including new software, materials, subsystems and mechanical subassemblies. Based on the Company's prior performance, it is possible that new generations of LOM systems could be introduced in the next few years. Developmental work is directed at producing LOM systems which are substantially faster, easier to use and more reliable than previous systems. Another aspect of development is to simplify decubing or the removal of the support material surrounding the manufactured LOM object.

New Materials

     The Company is dedicating much of its research and development efforts to the testing and development of new materials to be used with its LOM systems. These will include nearly homogeneous plastics, ceramics and ceramic composites, high performance polymer composites and metals. The Company expects to be able to introduce the best of these into the marketplace, where they will command a premium price.

     The Company has been and expects to continue to improve its process feedback systems and software in order to improve heat and pressure consistency during object construction for each type of material. The Company is also testing various improved sealants to minimize swelling and edge delamination of newly produced paper objects.

Manufacturing

     The Company's in-house manufacturing consists of manually assembling LOM system components on a build-to-forecast basis to minimize both inventory costs and delivery lead times. Sales and shipment forecasts are determined by a committee comprised of sales, finance, manufacturing and engineering personnel, which meets weekly.

     The Company buys major component parts from outside vendors, subcontractors and other sources, and assembles them at the Company's operating facility. The Company's major suppliers are Premier Metal, Inc. (metal cabinets), N.A. Darcy, Inc. (step-motors, amplifiers and clutches), Galil, Inc. (circuit boards), and Seiberco, Inc. (motors). The Company considers its relationships with its suppliers to be good. Procurement lead times for the components range from four to twelve weeks. The Company performs numerous diagnostic tests and quality control procedures throughout the assembly process, which takes approximately six weeks.

     With the exception of the LOM paper supplier, the Company does not believe it is dependent on any single source for any of its purchases, but it could take six to 12 weeks for the Company to locate other suppliers of the lasers, machine enclosures and motion-control components (including the time it would take to test and change the design). The Company currently maintains an inventory of most of its necessary supplies, which facilitates the assembly of products required for near-term production.

     It is possible that the Company could outsource more of its assembly operations and it is actively reviewing its options in this area.

Sales and Marketing

     The Company's sales and marketing efforts include press releases, trade magazine articles, customer studies, brochures, direct mailings, trade show demonstrations and videos. The Company has recruited a new senior executive for sales and has contracted with a well known industry expert to assist the Company with its marketing plans. It has also begun a new system for receiving and organizing sales leads obtained from various sources.

     The market for the Company's LOM systems and related materials and supplies is concentrated in entities that design and make mechanical products, including service bureaus that produce models and prototypes on a per-order basis. Potential customers typically have 3-D CAD capability and need to produce at least one object per week to justify the cost of purchasing a LOM system. The Company's rapid prototyping systems and related materials are substantially less expensive than rapid prototyping products and materials sold by certain of the Company's competitors. The Company believes that this allows its customers to recapture their investment in the Company's rapid prototyping systems more quickly than for such competitive systems, which is attractive to entities with comparatively low production needs.

     The Company's sales efforts are conducted by a staff of regionally based sales personnel who manage a developing global network of independent distributors, representatives and agents. Some of these organizations are developing into strategic partners of the Company. Distributors obtain customer leads from the Company and from trade shows, referral agents and direct inquiries; the Company has recently introduced a disciplined new approach for such lead management. Support of the distribution channel is a major focus of the Company.

     The Company's products are distributed from its Torrance, California facility to customers throughout North America, as well as Japan, Korea, China, Australia, Russia, South America, Germany, the United Kingdom, France, Italy and Sweden and elsewhere.

Competition

     Most models and prototypes are made by machinists and engineers working from blueprints or CAD designs using traditional machining methods. To compete with these methods, the Company must effectively educate the consumer on the advantages of rapid prototyping in general and the Company's LOM system technology in particular.

     A number of different technologies are employed in commercial rapid prototyping devices marketed by the Company's competitors. Stereolithography is used in the products of 3D Systems, Inc., Aaroflex, Inc., Cubital, Ltd., CMET, D-MEC, Mitsui and Teijin Seiki Company. 3D Systems, Inc. sold the first commercial rapid prototyping product, and the Company believes that it may have accounted for over a third of the total worldwide rapid prototyping sales to date. In addition, DTM Corporation and EOS GmbH produce rapid prototyping systems that use lasers to sinter or harden powdered material. Wax, plastic and other polymer filament nozzle extrusion technology is used by Stratasys, Inc., which the Company believes may have now sold more than a fifth of all installed rapid prototyping systems. Sanders Prototype, Inc., 3D Systems, Inc., and Z Systems use ink-jet technology to deposit material layer by layer.

     The Company believes that it has sold and installed more systems than any competitor except for 3D Systems and Stratasys, which use different technologies. No competitive systems similar to its LOM systems have been sold in the United States. The Japanese company Kira Corporation has sold a limited number of sheet-material systems in Asia, mostly in Japan, which use a knife to cut the sheet material and a xerographic technique to apply adhesive. The Company believes that the necessity to deposit glue xerographically limits the number of adhesives and core materials applicable for use with Kira's machines. In addition, the Singapore company Kinergy Pte. Ltd. has introduced rapid prototyping machines that are technologically similar to the Company's LOM systems, and a university-based Chinese joint venture has developed a similar system.

Customers

     The Company's rapid prototyping systems are used by corporations, universities, government laboratories and service bureaus that regularly employ 3-D CAD systems in their internal product design and development activities. The Company's list of major corporation customers includes Boeing Aircraft Company, Cobra Golf Incorporated, Chrysler Corporation, Daimler-Benz, BMW, Ford Motor Company, General Motors Corporation, Hughes Electro-Optical Systems, Raytheon, Bombardier, Rubbermaid and Toyota Motor Corporation. The Company has substantial sales to universities and governmental and private research laboratories as well as to universities for research, student training and educational applications.

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

Patents and Proprietary Rights

     The Company considers the protection of its technology to be material to its business. In June 1988, Michael Feygin, the Company's co-founder, Chairman and Chief Technical Officer, was issued a United States patent with 80 claims covering the Company's LOM systems, various aspects of the Company's LOM technology and the associated modeling process. These original claims describe the basic LOM apparatus and the LOM methodology. This patent was one of the early United States patents in the field. In October 1994, a second United States patent with 24 claims was issued to Mr. Feygin covering additional aspects of the LOM technology, including several selective bonding techniques and the method by which the Company's LOM systems leave the support material around the three-dimensional object while cross-hatching it for the removal of the material at the end of the LOM process. In June 1997, Mr. Feygin was granted a third patent which extended the teachings of the first two patents and created more concepts for the machine design. In March 1998, still another LOM improvement patent was issued. European, Canadian and Japanese patents covering various aspects of the LOM technology also have been issued.

     There can be no assurance that any patents or claims which are included in future patent applications will be issued, that any issued patents will provide the Company with competitive advantages or will not be challenged by third parties, or that the existing or future patents of third parties will not have an adverse effect on the ability of the Company to continue to commercialize its products. Kira Corporation has filed an opposition to the European and Japanese patents and, at the present time, the companies are exchanging patent court motions in Europe to reach a conclusion in this matter. Kira's opposition to the Company's Japanese patent was recently defeated. The Company has also been advised that there is significant "prior art" in the United States with respect to the LOM process utilized in the Company's

LOM systems, and it is possible that claims in the United States patents relating to the LOM process could be invalidated or restricted if challenged.

     Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and prospects of the Company. Furthermore, there can be no assurance that other companies will not independently develop similar products, duplicate any of the Company's products or design around patents that may be issued to the Company. Litigation may be necessary to enforce any patents issued to the Company or to determine the scope and validity of others' proprietary rights in court or administrative proceedings. Any litigation could result in substantial costs to the Company and distraction of the Company's management. An adverse ruling in any litigation could have a material adverse effect on the Company's business, financial condition and results of operations. An invalidation of the patent claims relating to the Company's LOM process would, however, affect the other claims in the United States patents relating to the Company's LOM systems.

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

     The Company also relies upon trade secrets, know-how and continuing technological innovations to develop and maintain its competitive position. The Company has not obtained registered trademarks for its corporate name, nor any other trademark other than Laminated Object Manufacturing and LOM and Design. There can be no assurance that the registered or unregistered trademarks or trade names of the Company may not infringe upon third party rights; if so, the Company believes that while required changes could entail significant expenses, they would not have a material adverse effect on the Company's business, financial condition and operations.

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

Employees

     As of September 30, 1998, the Company had a total of 44 employees, of which 11 were involved in production, shipping, receiving, purchasing, quality and manufacturing administration, 6 in engineering and research and development, 9 in sales and marketing, 9 in customer support and 9 in general administration. None of the Company's employees is covered by a collective bargaining agreement. The Company considers its relationship with its employees to be good.

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

ITEM 2.      PROPERTIES

     The Company's original headquarters and operating facilities are located in a 43,600 square foot facility in Torrance, California. The Company moved into the facility in August 1994 and purchased the facility in November 1994. The facility has been sold with escrow closing during July 1998. The Company entered into a three year leaseback of approximately one-half of the building that expires in July 2001 which it believes is adequate for the Company's needs in the foreseeable future. The Company may need to store its inventory of materials and supplies at another location. The Company believes that it will be able to secure adequate space for this purpose, if necessary.

     The Company terminated its lease in March 1998 on 4,800 square feet of office space in Auburn Hills, Michigan which served as a sales office and warehouse.

ITEM 3.      LEGAL PROCEEDINGS

     The Company is not a party to any legal proceedings and does not know of any pending litigation affecting it or its property, other than the aforementioned opposition proceeding in the European Patent Office and routine litigation which is incidental to the Company and its business.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended July 31, 1998.

                                    PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     Since March 8, 1996, the Company's Common Stock had been traded on the Nasdaq National Market. In February 1998 the Company's shares were delisted from Nasdaq due to the failure to meet the continuing listing requirements. Subsequently the Company stock began trading on the Over The Counter Bulletin Board (OTC-BB). The following table presents quarterly information on the high and low closing sales prices of the Company's Common Stock, as reported on the Nasdaq National Market and OTC-BB.

                                               High         Low
                                               ----         ---
     Fiscal Year ended July 31, 1998
     First Quarter                            $3.00       $1.125
     Second Quarter                           $2.125      $ .375
     Third Quarter                            $1.00       $ .375
     Fourth Quarter                           $ .5937     $ .3437

     Fiscal Year ended July 31, 1997
     First Quarter                            $4.25       $2.00
     Second Quarter                           $3.375      $1.625
     Third Quarter                            $2.75       $1.375
     Fourth Quarter                           $2.25       $1.25

     Fiscal Year ended July 31, 1996
     First Quarter                               N/A         N/A
     Second Quarter                              N/A         N/A
     Third Quarter                            $7.75       $4.50
     Fourth Quarter                           $5.25       $1.75

     As of November 13, 1998, there were approximately 900 stockholders of record of the Company's Common Stock. The Company has not paid any dividends on its Common Stock since its inception and does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future. It is currently anticipated that earnings, if any, will be used to finance the development and expansion of the Company's business.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF
         OPERATION

General

     The Company designs, develops, manufactures and m markets rapid prototyping systems used by manufacturers, design engineering firms, universities and others to make physical models, industrial patterns and prototypes directly from 3-D CAD files. The Company's systems use the Company's LOM technology to produce physical models and other three-dimensional objects used as models, or in the preliminary testing of the form, fit or function of a part, or the conversion of patterns into usable parts through secondary processes, such as sand casting and rubber molding, or in industrial pattern making and similar applications. The Company also sells sheet-form materials and other supplies used with its LOM systems.

     From inception until 1992, the Company was engaged primarily in the research and development of its LOM systems and related materials. The Company commenced shipping its LOM systems in early 1992 and as product commercialization and acceptance of the Company's products developed, the need arose to establish a supporting infrastructure. This process began in the fiscal year ended July 31, 1994, as the number of employees increased from 25 to 57 by the end of that fiscal year. Growth continued during the following three fiscal years as the employee base was expanded. The additional staffing and accompanying overhead costs added significant expenses that impacted gross profits, operating expenses and earnings. In addition, better financial reporting methods (standard cost, inventory control, allocation of expenses by department) were implemented, new benefits programs were added, more sophisticated information systems were installed and the Company purchased and expanded its facilities. During the fiscal year ended July 31, 1997 the Company introduced its second generation LOM systems (2030H and 1015Plus). The shipments of these products contributed to the growth in revenues from fiscal 1996 to fiscal 1997. The LOM 2030H system is more costly to manufacture and the reduction of the selling price of the 1015Plus of approximately 22% from its prior LOM 1015 system reduced overall margins. At the same time the Company began to implement cost-cutting programs in an effort to return to profitability. These actions included a staff reduction of approximately 10% effective January 31, 1997 and concentrated efforts to reduce the manufacturing costs of the LOM systems. Subsequent to fiscal 1997 year end another staff reduction of approximately 10% was instituted at the end of August 1997. Additional staff reductions were instituted in January 1998 and once again in March 1998. The staff reductions and attrition have resulted in the current level of 44 employees.

Annual Results of Operations

     The following table sets forth certain statement of income data as a percentage of net sales for the periods indicated:


                                                                         Fiscal Year Ended
                                                                             July 31,
                                                                       ---------------------
                                                                         1997           1998
                                                                       ----------   --------
Net sales.....................................................         100.0%         100.0%
Cost of sales.................................................          59.9           75.1
                                                                      ------         ------
Gross profit..................................................          40.1           24.9
Selling, general and administrative expense...................          41.6           50.2
Research and development expense..............................          18.6           16.4
                                                                      ------         ------
Loss from operations..........................................         (20.1)         (41.7)
Other income (expense)........................................          (1.9)          (1.3)
                                                                      ------         ------
Loss before income tax benefit................................         (22.0)         (43.0)
Income tax benefit............................................           (.4)            (0)
                                                                      ------         ------
Net Loss......................................................         (21.6)%        (43.0)%
                                                                      ======         ======

Comparison of Fiscal Years Ended July 31, 1998 and July 31, 1997

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process and services which consist primarily of contracts for repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and grants. Net sales for the fiscal year ended

July 31, 1998 were approximately $8,450,000, a decrease of approximately $5,597,000 or 39.8%, compared to net sales of approximately $14,047,000 for the fiscal year ended July 31, 1997. The Company sold 25 and 24 LOM-1015 systems in fiscal years 1997 and 1998, respectively while also selling 51 and 26 LOM-2030 systems in fiscal years 1997 and 1998, respectively. The sales decrease was primarily due to the decrease in revenues generated from the reduced unit sales of the 2030H-LOM systems. The Asian financial crisis and the strength of the dollar adversely affected sales and systems pricing which contributed to the reduction in revenues. Foreign sales continue to dominate sales as system shipments offshore accounted for approximately 84.0% of units shipped as opposed to 76.3% for the fiscal year ended July 31, 1997. In addition, 52.0% of the Company's LOM system sales in fiscal 1998 were sales of LOM-2030 systems, as compared to 67.1% of sales in fiscal 1997, and the LOM-2030 system sells for a substantially higher price than the LOM-1015. As of July 31, 1998 and 1997, the Company had deferred gross profit in the amount of approximately $0 and $264,000, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for upgraded versions. This amount was reduced to zero as the Company fulfilled all provisions of the outstanding agreements as all the remaining upgraded systems were delivered during the fiscal year ended July 31, 1998.

Product Mix Percentage:                     Fiscal Year Ended
----------------------                      ------------------
                                     July 31, 1998    July 31, 1997
                                     --------------   -------------
LOM Systems                               60.4%             79.1%
Materials and Service                     39.6%             20.9%

LOM System Units Sold During
----------------------------
the Periods Indicated:
---------------------


                                       LOM-1015s        LOM-2030s
                                     --------------   ------------
Fiscal Year ended July 31, 1997           25                51
Fiscal Year ended July 31, 1998           24                26

     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the fiscal year ended July 31, 1998 was approximately $2,104,000, a decrease of approximately $3,530,000 or 62.7%, compared to gross profit of approximately $5,634,000 for the fiscal year ended July 31, 1997. Gross profit as a percentage of sales decreased from 40.1% in the fiscal year ended July 31, 1997, to 24.9% in the fiscal year ended July 31, 1998.

     The decrease in gross profit as a percentage of sales was attributable primarily to the product mix of LOM-2030 systems as compared to 1015 systems which provide lower margins. During the year ending July 31, 1998 twenty-six
(26) LOM-2030 systems were shipped as compared to fifty-one (51) in the fiscal year ended July 31, 1997, a decrease of 25 units or 49.0%. The decrease was also due to lower margins normally experienced on sales of materials and services, which increased to 39.6% of net sales during the fiscal year ended July 31, 1998, compared to 20.9% of net sales during the fiscal year ended July 31, 1997. To the extent that the Company's sales continue to consist of a greater percentage of LOM-1015s, including the LOM-1015Plus and as the sales rate of materials and services continues to grow, the Company's gross profit margins are unlikely to increase. Further, there can be no assurance the

Company will be able to maintain current levels of gross profit on sales of its LOM-2030H and LOM-1015Plus systems.

     Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expenses for the fiscal year ended July 31, 1998 were approximately $4,249,000, a decrease of approximately $1,599,000 or 27.3%, compared to approximately $5,848,000 for the fiscal year ended July 31, 1997.

     The decrease is mainly attributable to the cost reduction efforts of the Company instituted beginning in January 1997. The savings resulted primarily from reductions in staff and related expenses implemented during the fiscal year ended July 31, 1998. The most recent reductions between January 1998 and March 1998 resulted in the termination of 5 employees at an estimated annual savings of approximately $200,000.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants which the Company uses to subsidize certain research activities. Research and development expense for the fiscal year ended July 31, 1998 was approximately $1,381,000, a decrease of approximately $1,228,000, or 47.1% compared to approximately $2,609,000 for the fiscal year ended July 31, 1997. The reduction and elimination of the development costs of the latest generation 2030H, which began shipment in October 1996, and the 1015Plus which was introduced in March 1997 were mainly responsible for the cost savings. The decrease was also impacted by the reduction in personnel and the focus on sustaining engineering versus development projects.

     Though these expenditures are unlikely to continue to be incurred since commercial levels of production of the LOM-2030H and LOM-1015 are achieved, there can be no assurance that such expenditures will cease to be necessary or that additional, similar expenditures will not become necessary for other reasons or future development projects.

     Other Income (Expense). Net other expense for the fiscal year ended July 31, 1998 was approximately $110,000, compared to other expense of approximately $265,000 for the fiscal year ended July 31, 1997. The change was primarily due to the recording of $144,000 of expenses related to the 100,000 warrants issued to Walter Cruttenden in exchange for their issuance of a bank guarantee. The expense was determined in accordance with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" which requires that these instruments be accounted for based on the fair market value at the date of grant.

     The expense for warrants was offset by the recording of a gain of approximately $280,000 on the sale of its corporate headquarters in Torrance, California.

     Income Tax Benefit. The income tax benefit for the fiscal year ended July 31, 1998, was approximately $0 as compared to approximately $56,000 for the fiscal year ended July 31, 1997, resulting in effective tax rates of (0)% and (1.8)%, respectively.

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

     The Company used cash of approximately $1,927,000 and $1,827,000 in operations during the fiscal years ended July 31, 1998 and July 31, 1997 respectively. These operating cash flows are consistent with the decrease in sales and decrease in inventories during the fiscal years ended July 31, 1997 and July 31, 1998 respectively.

     Working capital was approximately $82,000 at July 31, 1998, compared to approximately $2,565,000 at July 31, 1997. The decrease from July 31, 1997 to July 31, 1998 was due primarily to the increased net loss experienced in 1998.

     Cash (used in) provided by investing activities, which includes purchases and sales of property, plant and equipment, was approximately $2,249,000 and ($161,000) for the fiscal years ended July 31, 1998 and 1997, respectively. The decrease during the fiscal year ended July 31, 1998 was attributable to the limited need to purchase equipment. The Company anticipates that its capital expenditures for the fiscal year ending July 31, 1999 will be minimal, if anything at all.

     In November 1997, the Company issued 80,000 shares of the Company's convertible Series A Preferred Stock, $.001 par value ("Preferred Stock"), to an investment banker for $500,000. The shares were convertible into common stock at the rate of 5 shares of common stock per share of preferred stock, and are now convertible (along with all of the Company's Series A preferred stock) at the rate of 25 shares of common stock per share of preferred stock.

     Also, in November 1997 the Company amended its existing credit facility (the "Primary Facility") and obtained an additional credit facility (the "Secondary Facility") from Comerica Bank (the "Bank"). These facilities provide for aggregate maximum borrowings of $1,000,000. The Primary Facility was extended to June 1998, and provided for maximum borrowings of $500,000, subject to borrowing base limitations for eligible accounts receivable. The Secondary Facility, which expired in August 1998, provided for maximum borrowings of $500,000. Both credit facilities are collateralized by substantially all the company assets except the land and building.

     In January 1998 the Company was notified by the Bank that it was in default on its obligations with the Bank due to violations of certain financial covenants. As of July 31, 1998, the Company had aggregate borrowings of $369,552 outstanding under the Secondary Facility (the Primary Facility was repaid in July 1998 upon the sale of the Company's building). All amounts outstanding under the credit facilities are classified as current at July 31, 1998. The
Bank has currently entered into a forbearance agreement with the Company that extends the Secondary Facility through January 15, 1999. There can be no assurance that the Bank will continue to extend such accommodations. If the Company is unable to generate sufficient cash flow from operations, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

     In September 1998, the Company issued 64,000 shares of The Company's Preferred Stock to investors for $400,000. Purchasers of the Preferred Stock in this transaction received warrants to purchase 800,000 shares of the Company's Common Stock at a purchase price of $0.35 per share. Pursuant to this transaction, each share of the Preferred Stock issued (including the 80,000 shares of Series A Preferred Stock issued to the investment banker in November
1997) is convertible into 25 shares of the Company's Common Stock, as set forth in the Company's Certificate of Designation of Rights, Preferences & Privileges of Series A Preferred Stock ("Certificate"). The certificate also sets forth the voting rights of holders of the company's Preferred Stock, which entitled them to that number of votes equal to five times the number of shares of Common Stock into which each share of the Preferred Stock is convertible. The number of votes that the holders of the Preferred Stock are entitled to decreases as the share price of the Company's Common Stock increases. The documents evidencing this transaction, including the Certificate which details the voting rights of the holders of the Preferred Stock, are attached to the Schedule 13D filed by Telantis Venture Partners V, Inc. and Robert F. Meyerson on September 24, 1998. This transaction was disclosed on the Company's 8K filed October 9, 1998, which is incorporated by reference herein.

     The Company, as noted above, received $400,000 for the 64,000 shares of Preferred Stock. In order to obtain bridge financing pending the closing of the above-referenced transaction, the Company issued two $100,000 notes payable (each at an interest rate of 10%, both secured by all assets of the Company) to one investor group purchasing Preferred Stock in the transaction. One of these notes was issued in July 1998 and one in September 1998. These two notes were paid off in their entirety in September 1998 out of proceeds from the financing. As additional consideration for the September 1998 bridge loan of $100,000, the investor group was issued a warrant to purchase 100,000 shares of the Company's common stock.

     There can be no assurance that the Company will be successful in returning to profitability or obtaining additional capital or that capital raised will be sufficient to fund the Company's operations until such time as the Company is able to operate profitably. If the Company is unsuccessful in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.

     The Company believes that funds from operations and equity investments will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 3-6 months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company. Significant additional dilution may be incurred by investors in this offering as a result of additional financing.

Impact of Recently Issued Accounting Standards

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The statement was effective for interim periods and fiscal years ending after December 15, 1997. The implementation of this statement by the Company during the year ended July 31, 1998 did not have a material effect on the Company's financial statements.

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

Year 2000 Issue

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. This problem is commonly known as the "Year 2000" or "Y2K" problem and results from the use of two digits rather than four digits to identify a year in the date field in many computer software and hardware systems. As a result, certain date-sensitive software does not recognize "00" as 2000, and may produce errors in information or systems failures. The Company relies on its internal computer systems in operating and monitoring many significant aspects of its business, including financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunications equipment. The Company is currently in the process of conducting a comprehensive review of its internal systems and, at the present time does not believe that the Year 2000 problem will pose significant operational problems for the Company. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, are not material to the Company's business, financial condition or results of operations. However, the Company cannot be sure that it has fully identified the impact of the Year 2000 problem on the Company's internal systems and has not concluded that it can resolve all of the issues that may arise in connection with the Year 2000 problem without disruption of its business or without incurring significant expense. At a minimum, the Company estimates that software necessary to resolve certain Year 2000 problems associated with the Company's internal systems will cost at least $80,000 to $100,000.

     Even if the Company's internal systems are not materially affected by the Year 2000 problem, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. The Company is therefore in the process of assessing the possible effects on the Company's operations with respect to the Year 2000 readiness of the customers, suppliers, creditors, financial organizations and domestic and international governments on which the Company directly and indirectly relies. The Company's reliance on these enterprises, and therefore, on the proper functioning of their information and computer systems, means that failure by these enterprises to address their potential Year 2000 problems could have a material adverse impact on the Company's operations. The potential impact and related costs of such failures are not known at this time.

ITEM 7.  FINANCIAL STATEMENTS

     The financial statements of the Company required by this Item begin on Page F-1 of this Report.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

     On September 23, 1998, the Board of Directors of Helisys, Inc. filed a Form 8-K acknowledging its acceptance of the resignation of Deloitte & Touche LLP as its auditors. On October 16, 1998, Helisys, Inc. engaged Stonefield Josephson, Inc. as its auditors and filed the respective Form 8-K on October 19, 1998.

     Deloitte & Touche LLP's report on the financial statements for the year ended July 31, 1997 contained no adverse opinion or disclaimer of opinion, nor was it qualified or modified as to audit scope or accounting principles. Deloitte & Touche LLP did add explanatory language to its unqualified report to indicate that the financial statements were affected by uncertainties about the entity's ability to continue as a going concern.


                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

     Michael Feygin, 44, co-founded the Company's predecessor in 1985 and has served as Director and Chairman of the Board, and Chief Technical Officer since the Company's inception. Mr. Feygin invented the Laminated Object Manufacturing technology ("LOM") and has assigned his patents to the Company. He is considered one of the pioneers in the rapid prototyping industry. Mr. Feygin completed his degree in Mechanical Engineering in Moscow at the Technological Institute of Food Industry and earned a Master of Science degree at the Illinois Institute of Technology in Chicago. He is a registered Professional Engineer in Illinois.

     Gary Moskovitz, 51, has been President, Chief Executive Officer since July 1998 and Director since March 1998. Mr. Moskovitz served as Executive Vice President and Chief Operating Officer of Quintar Company in the color hard copy and desktop publishing industry from 1992 until January 1998. From 1991 until 1992, Mr. Moskovitz served as President, Chief Executive Officer and Director of Personanfile Incorporated, a document processing company and from 1989 until 1991, Mr. Moskovitz served as President, Chief Executive Officer and Director of Genesis Electronics Corporation, a voice mail systems company. Mr. Moskovitz received a Bachelor of Science degree in Electrical Engineering from Carnegie Mellon University and an MBA in Marketing from the University of Pittsburgh.

     Dave T. Okazaki, 50, has been Chief Financial Officer and Secretary of the Company since October 1995. He was a Director of the Company from October 1995 through February 1998 and from March 1994 to October 1995 was Controller of the Company. Mr. Okazaki was Vice President of Finance and Administration at Superior Engineered Products from July 1993 to March 1994. From May 1992 to June 1993, Mr. Okazaki concentrated on a private business venture and from December 1988 to April 1992, he served as Vice President of Finance and Administration at Cymbolic Sciences International, a manufacturer of automated inspection equipment, photoplotters and digital film recorders. Mr. Okazaki received a Bachelor of Science degree in Accounting from the University of Denver and is presently enrolled in a Masters in Management program.

     Robert D. Crangle, 55, co-founded the Company's predecessor in 1985 and has served as Director of the Company since its inception. Mr. Crangle became a Certified Management Consultant in 1980. He has been President of Rose & Crangle Ltd., a management consulting firm, since 1984. He is admitted to practice law in Massachusetts, Illinois, and Kansas, where he has been a practicing attorney with Metz and Crangle since 1987, and the Lincoln County
(KS) Attorney since 1997. Mr. Crangle earned a degree in nuclear engineering from Kansas State University and a law degree from Harvard Law School. He once was a faculty member, responsible for entrepreneurial studies, at the business school of the Illinois Institute of Technology. He is a fellow of the American Association for the Advancement of Science.

     Gregory J. Chambers, 53, is President of Telantis Research, Inc., a Management Consulting Firm specializing in technology research, legal and human resource strategy research, and development of joint venture opportunities in the Pacific rim areas, and has served as a Director of the Company since

September 1998. Mr. Chambers was Senior Vice President of Corporate Affairs of Telxon Corporation from October 1995 through December 1997. Prior to that assignment he was Director of Planning for Employee Benefits and Compensation for Reliance Electric Company. Mr. Chambers received a Bachelor of Arts degree from Western Reserve University and a Juris Doctor degree from Cleveland Marshall College of Law. Mr. Chambers is member of the Ohio Bar.

ITEM 10.  EXECUTIVE COMPENSATION

     The following table sets forth information regarding compensation for services in all capacities paid or accrued for the fiscal year indicated by the Company to the Chief Executive Officer and the other executive officers whose current compensation exceeds $100,000 (collectively, the "Named Executive Officers"):

                           Summary Compensation Table

                                                                                Long Term
                                                                               Compensation
                                                 Fiscal                         Securities        Other
                                               Ended Year                       Underlying        Annual
                                                July 31,   Salary     Bonus      Options #     Compensation
                                                -------   --------   -------   -------------   ------------
Michael Feygin
 Chairman of the Board, Founder and Chief
 Technical Officer                                 1998   $202,933        --              --             --
                                                   1997   $225,000   $ 2,647              --             --
                                                   1996   $159,614   $91,942              --             --

Gary Moskovitz
 President and Chief Executive Officer             1998   $ 77,022   $ 8,500         350,000             --

Dave Okazaki
 Chief Financial Officer                           1998   $101,365        --          21,000             --
                                                   1997   $105,000        --          16,300             --
                                                   1996   $ 88,308   $15,619          22,600             --

Option Matters


     Option Grants. The following table sets forth certain information concerning grants of stock options to each of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 1998.

                       Option Grants in Last Fiscal Year

                                                   % of
                                              Total Options
                                                Granted to
                           Options             Employees in             Exercise
       Name                Granted             Fiscal Year            Price ($/Sh)         Expiration Date
Michael Feygin               --                     --                     --                    --
Gary Moskovitz             350,000                     44.9%                 $0.48                  3/8/08
Dave Okazaki                21,000                      2.7%                 $0.78                 12/4/07

     Option Exercises. No options were exercised by any of the Company's executive officers named in the Summary Compensation Table during the fiscal year ended July 31, 1998

     The following table includes the number of shares covered by both exercisable and unexercisable stock options as of July 31, 1998. None of the options reflected below were "in the money" at July 31, 1998 (i.e., with a positive spread between the closing sales price as reported by OTC/BB of $0.375 per share of Common Stock as of July 31, 1998, and the exercise price of such stock options).

                    Aggregate Fiscal Year-End Option Values

                                               Number of Unexercised
                                                    Options at
                                                  Fiscal Year-End
                                           -----------------------------
         Name                              Exercisable     Unexercisable
         --------------                    -----------     -------------
         Michael Feygin                             --                --
         Gary Moskovitz                         36,458           313,542
         Dave Okazaki                           18,755            41,145

Consulting Agreement


     On April 1, 1996 the Company entered into a Professional Services Agreement with Mr. Crangle and Rose & Crangle, Ltd., a Kansas corporation of which Mr. Crangle is a 50% shareholder. Under the terms of this Agreement, Rose & Crangle is paid $6,600 per month for consulting services performed on behalf of the Company and the Company reimburses Rose & Crangle's expenses incurred in connection with performing such consulting services. The monthly fee was amended to $5,610 in January 1998. In addition, the Company exercised its right to terminate the consulting agreement, effective December 31, 1998.

Director Compensation

     Each non-employee, non-investor director is paid $10,000 annually except for Robert D. Crangle, who is compensated by Rose & Crangle, Ltd., pursuant to a consulting agreement between the Company and Rose & Crangle, Ltd. This consulting agreement has been terminated effective December 31, 1998. Each non-employee director was granted options to purchase a total of 15,000 shares of Common Stock on January 16, 1997. The Company has and will continue to pay the expenses of its non-employee directors incurred in attending Board meetings. Pursuant to the terms of the Company's 1995 Stock Incentive Plan, each non-employee director of the Company, so long as they beneficially own less than 1% of the outstanding Common Stock of the Company, including any outstanding options to purchase Common Stock which are exercisable within 60 days of the date of grant, will be granted nonstatutory options to purchase 6,000 shares of Common Stock, at fair market value on the date of commencement of service on the Company's Board of Directors and every four years thereafter, provided that all unvested options shall terminate upon the termination of the non-employee director's service on the Board of Directors. All options granted to non-employee directors under the Company's 1995 Stock Incentive Plan will become 25% exercisable on the date of grant and will become exercisable at the rate of 25% every 12 months thereafter.

ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock as of November 13, 1998 by each director, director nominee and Named Executive Officer of the Company, each person known to the Company to be the beneficial owner of more than 5% of the outstanding Common Stock, and all directors and executive officers of the Company as a group. Except as otherwise indicated below, the Company believes that each person listed below has sole voting and investment power with respect to the shares owned, subject to applicable community property laws.

                                                                Shares Beneficially
                                                                       Owned
                   Name and address of
                    Beneficial owner                          Number          Percent
                    ----------------                       -------------   --------------

Michael Feygin (2)(3)...................................       1,993,260            22.0%
Gary Moskovitz (2)(5)...................................          72,917               *
Rose & Crangle, Ltd (4).................................         337,928             3.7%
Robert D. Crangle (4)(7)................................          19,750               *
Dave T. Okazaki (2)(6)..................................          28,720               *
Gregory Chambers (7)....................................           3,750               *
All directors and officers as a group (5 persons)(7)....       2,456,325            27.2%
Walter W. Cruttenden III (8)............................       2,150,000            23.8%
Robert F. Meyerson (9)..................................       1,630,000            18.0%
Reed Harman (10)........................................         900,000            9.95%

_____________________
*    Less than one percent.

(1) Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of Common Stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of November 13, 1998, are deemed outstanding for computing the percentage of the persons holding such options but are not deemed outstanding for computing the percentage of any other person.

(2) The address of such stockholder is c/o Helisys, Inc., 24015 Garnier Street, Torrance, California 90505.

(3) Does not include 120,000 shares held in an irrevocable trust for the benefit of Mr. Feygin's children, over which Mr. Feygin disclaims beneficial ownership.

(4) The shares shown owned of record by Rose & Crangle, Ltd., a Kansas corporation ("Rose & Crangle") and management consulting firm, are beneficially owned by Robert Crangle, a Director of the Company. Mr. Crangle owns 50% of the shares of Rose & Crangle and his spouse owns the remaining 50%. Pursuant to an arrangement entered into between Mr. Crangle and Rose & Crangle, Mr. Crangle is entitled to vote 100% of the shares of the Company owned of record by Rose & Crangle. In addition, Mr. Crangle's IRA owns 8,500 shares and he personally has vested options in 7,500 shares.

(5) Consists of 14,583 shares subject to options exercisable within 60 days of November 15, 1998.

(6) Includes directors' and executive officers' shares listed above, including 9,965 shares subject to options exercisable within 60 days of November 15, 1998.

(7) Includes directors' and executive officers' shares listed above, including 3,750 shares subject to options exercisable within 60 days of November 15, 1998.

(8) Includes 2,000,000 shares of Common Stock issuable upon the conversion of 80,000 shares of the Company's Series A Preferred Stock, $.001 par value ("Preferred Stock") and 150,000 shares of Common Stock issuable upon the exercise of stock subscription warrants.

(9) Includes 1,000,000 shares of Common Stock issuable upon the conversion of 40,000 shares of the Company's Preferred Stock beneficially owned by Mr. Meyerson and 600,000 shares of Common Stock issuable upon the exercise of stock subscription warrants beneficially owned by Mr. Meyerson.

(10) Includes 600,000 shares of Common Stock issuable upon the conversion of 40,000 shares of the Company's Preferred Stock beneficially owned by Mr. Harman and 300,000 shares of Common Stock issuable upon the exercise of stock subscription warrants beneficially owned by Mr. Harman.

ITEM 12.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Robert D. Crangle, a director of the Company, owns 50% of the outstanding equity of Rose & Crangle, Ltd., a management consulting firm that has provided professional consulting services to the Company since 1985. Services include advice on Company and departmental operations and personnel, business plans and strategies, document review and preparation, marketing and other research, contract negotiations, contract management, and other matters. The Company paid Rose & Crangle, Ltd. aggregate fees and reimbursed expenses of $92,460 and $81,190 in the fiscal years ended July 31, 1997 and 1998, respectively, for such services, the majority of which were performed by Mr. Crangle. As part of an agreement between the Company and Rose & Crangle, Ltd., Mr. Crangle is neither compensated directly by the Company for serving in any capacity, or reimbursed directly by the Company for his expenses in providing services to the Company. The agreement with Rose & Crangle Ltd., scheduled to terminate on December 31, 1998, has a reduced fee schedule for calendar 1998 as compared with earlier years.

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

     The following documents are filed as part of this Form 10-KSB:

     (a)  Exhibits:
          --------

     See Index to Exhibits on Page II-2 of this Annual Report on Form 10-KSB.

     (b)  Reports on Form 8-K:
          --------------------

     The Registrant filed a Form 8-K on June 25, 1997 which was during the last quarter of the period covered by this report, reporting a change of auditors from Arthur Andersen LLP to Deloitte & Touche LLP.

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

 2.1 Agreement and Plan of Merger between the Registrant and Helisys, Inc., a California corporation, effective November 22, 1995./(1)/

 3.1        Certificate of Incorporation of Registrant./(1)/

 3.2        Bylaws of Registrant./(1)/

 4.1 Form of Representative's Warrant Agreement by and between the Registrant and Cruttenden Roth Incorporated./(1)/

 10.1       1995 Stock Incentive Plan./(1)/, /(2)/

 10.2       Employee Stock Purchase Plan./(1)/, /(2)/

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

 10.9 Professional Services Contract dated March 7, 1996 among Rose & Crangle, Ltd., the Registrant, Robert D. Crangle and Michael Feygin./(3)/

 16.1 Letter from Deloitte & Touche, LLP on changes in certifying accountant./(1)/

 21.1       Subsidiaries of the Registrant./(1)/

 23.1       Consent of Deloitte & Touche, LLP

 23.2       Consent of Stonefield Josephson, Inc.

 24.1       Power of Attorney (included on signature page hereto)./(1)/

 27.1       Financial Data Schedule

__________________

(1) Incorporated by reference to the same numbered exhibit of the Company's Registration Statement on Form SB-2, No. 33-99244-LA.

(2) These exhibits are identified as management contracts or compensatory plans or arrangements of the Company pursuant to item 13(a) of Form 10-KSB.

(3) Incorporated by reference to the same numbered exhibit of the Company's Annual Report on Form 10-KSB for the fiscal year ended July 31, 1996, as filed with the Securities and Exchange Commission.

(4) Incorporated by reference to the same numbered exhibit of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on September 23, 1998.

                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, in the City of Torrance, State of California, on November 13, 1998.

                                 HELISYS, INC.


Dated:  November 13, 1998        By:  /s/ Gary Moskovitz
                                      ------------------------------
                                      Gary Moskovitz
                                      President, Chief Executive Officer and
                                      Director

     We, the undersigned directors and officers of Helisys, Inc., do hereby constitute and appoint Gary Moskovitz and Dave T. Okazaki our true and lawful attorneys and agents, with full powers of substitution to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended, and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-KSB, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto; and we do hereby ratify and confirm all that said attorneys and agents, shall do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Gary Moskovitz        President, Chief Executive Officer and     November 13, 1998
-----------------------   Director (Principal Executive Officer)


/s/ Michael Feygin        Chairman, Chief Technical Officer and      November 13, 1998
-----------------------   Director
Michael Feygin

/s/ Dave T. Okazaki       Chief Financial Officer and                November 13, 1998
-----------------------   Secretary (Principal Financial and
Dave T. Okazaki           Principal Accounting Officer)


/s/ Robert Crangle        Director                                   November 13, 1998
-----------------------
Robert Crangle

/s/ Gregory Chambers      Director                                   November 13, 1998
-----------------------
Gregory Chambers

                         INDEX TO FINANCIAL STATEMENTS


                                                                          Page
                                                                          ----

Report of Independent Public Accountants................................   F-1

Report of Independent Public Accountants................................   F-2

Balance Sheet as of July 31, 1998.......................................   F-3

Statements of Operations for the years ended July 31, 1997 and 1998.....   F-4

Statements of Stockholders' Equity for the years ended July 31, 1997
  and 1998..............................................................   F-5

Statements of Cash Flows for the years ended July 31, 1997 and 1998.....   F-6

Notes to Financial Statements...........................................   F-7

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Stockholders of Helisys, Inc.:

     We have audited the accompanying balance sheet of Helisys, Inc., as of July 31, 1998, and the related statements of operations, stockholders' equity and cash flows for the year ended July 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Helisys, Inc., at July 31, 1998, and the results of its operations and its cash flows for the year then ended, in conformity with generally accepted accounting principles.

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

                                 STONEFIELD JOSEPHSON, INC.

Santa Monica, California
October 29, 1998

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Board of Directors and Stockholders of Helisys, Inc.:

     We have audited the accompanying statements of operations, stockholders' equity and cash flows of Helisys, Inc., for the year ended July 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Helisys, Inc. for the year ended July 31, 1997, in conformity with generally accepted accounting principles.

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


                              DELOITTE & TOUCHE LLP


Los Angeles, California
November 21, 1997

                                 HELISYS, INC.
                                 BALANCE SHEET

                                                                                                                July 31, 1998
ASSETS
Current assets:
     Cash and cash equivalents                                                                                      $    45,766
     Accounts receivable, net of allowance for doubtful accounts of $140,840                                          1,414,254
     Inventories                                                                                                      1,417,379
     Prepaid expenses                                                                                                    62,426
     Other current assets                                                                                                17,950
                                                                                                        -----------------------
            Total current assets                                                                                      2,957,775
                                                                                                        -----------------------
Property, plant and equipment:
     Office furniture and equipment                                                                                     583,308
     Machinery and equipment                                                                                            669,270
                                                                                                        -----------------------
                                                                                                                      1,252,578
     Less - accumulated depreciation                                                                                    791,412
                                                                                                        -----------------------
     Property, plant and equipment, net                                                                                 461,166
                                                                                                        -----------------------
Other assets                                                                                                             27,365
                                                                                                        -----------------------
Total                                                                                                               $ 3,446,306
                                                                                                        =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                                                               $ 1,136,992
     Accrued liabilities                                                                                                659,956
     Customer deposits                                                                                                   43,722
     Deferred maintenance revenues                                                                                      565,545
     Line of credit                                                                                                     369,552
     Note payable                                                                                                       100,000
                                                                                                        -----------------------
            Total current liabilities                                                                                 2,875,767
Commitments and contingencies (Note 9)
Stockholders' equity:
     Preferred stock, $.001 par value
         5,000,000 shares authorized, 80,000 issued
         and outstanding                                                                                                     80
     Common stock, $.001 par value
         Authorized 20,000,000 shares
         Issued and outstanding 4,042,760 shares                                                                          4,043
     Additional paid-in capital                                                                                       6,646,990
     Accumulated deficit                                                                                             (6,080,574)
                                                                                                        -----------------------
             Total stockholders' equity                                                                                 570,539
                                                                                                        -----------------------

Total                                                                                                               $ 3,446,306
                                                                                                        =======================

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                            STATEMENTS OF OPERATIONS

                                                                                              FOR THE YEAR ENDED
                                                                                JULY 31, 1997                   JULY 31, 1998
                                                                           --------------------            --------------------

Net sales..................................................................         $14,046,907                     $ 8,450,066
Cost of sales..............................................................           8,413,098                       6,345,667
                                                                           --------------------            --------------------

Gross profit...............................................................           5,633,809                       2,104,399
                                                                           --------------------            --------------------

Operating Expenses:
   Selling, general and administrative.....................................           5,847,578                       4,248,502
   Research and development................................................           2,608,527                       1,380,670
   Total operating expenses................................................           8,456,105                       5,629,171
                                                                           --------------------            --------------------

   Loss from operations....................................................          (2,822,296)                     (3,524,773)
                                                                           --------------------            --------------------

Other income (expense):
   Interest and other income...............................................              70,722                         344,460
   Interest and other expense..............................................            (335,899)                       (454,819)
                                                                                       (265,177)                       (110,359)
                                                                           --------------------            --------------------

Loss before income tax benefit.............................................          (3,087,473)                     (3,635,132)
Income tax benefit.........................................................             (55,802)                              0
                                                                           --------------------            --------------------

Net loss...................................................................         $(3,031,671)                    $(3,635,132)
                                                                           ====================            ====================

Net loss per share.........................................................               $(.76)                          $(.90)
                                                                           ====================            ====================

Weighted average number of common shares outstanding.......................
basic and diluted                                                                     4,002,134                       4,033,934
                                                                           ====================            ====================

See accompanying notes to financial statements.

                                 HELISYS, INC.

                       STATEMENTS OF STOCKHOLDERS' EQUITY

                   FOR THE YEARS ENDED JULY 31, 1997 AND 1998

                                                         PREFERRED     ADDITIONAL    RETAINED     ADVANCE
                                       COMMON STOCK        STOCK         PAID-IN     EARNINGS       TO       DEFERRED
                                      SHARES  AMOUNT   SHARES  AMOUNT    CAPITAL     (DEFICIT)  STOCKHOLDER COMPENSATION    TOTAL
                                   -------------------------------------------------------------------------------------------------


Balance at July 31, 1996           3,991,654  $3,992        -       -  $5,871,083   $   586,229    ($40,536)   ($50,479) $6,370,289
   Net Loss                                                                          (3,031,671)                         (3,031,671)

   Common stock issued to
      employees under stock
      purchase plan                   39,707      40                       65,564                                            65,604
   Retirement of stock used as
      collateral for advance to
      shareholder/employee            (6,110)     (6)                     (32,077)                   40,536                   8,453
   Value of 50,000 warrants issued
      as commitment fee to secure
      line of credit                                                      104,000                                           104,000
   Amortization of deferred
      compensation on stock
      options awarded to employees                                                                               20,192      20,192
                                   -------------------------------------------------------------------------------------------------


Balance at July 31, 1997           4,025,251  $4,026        -       -  $6,008,570   ($2,445,442)          -    ($30,287) $3,536,867

                                   =================================================================================================

Balance at July 31, 1997           4,025,251  $4,026         -      -  $6,008,570   ($2,445,442)               ($30,287) $3,536,867
   Net Loss                                                                          (3,635,132)                         (3,635,132)
   Common stock issued to
      employees under stock
      purchase plan                   17,509      17                        6,500                                             6,517
   Preferred stock issued to
      Walter Cruttenden for
      private investment                               80,000      80     499,920                                           500,000
   Value of 100,000 warrants issued
      as commitment fee to secure
      line of credit                                                      132,000                                           132,000
   Amortization of deferred
      compensation on stock
      options awarded to employees                                                                               30,287      30,287
                                   -------------------------------------------------------------------------------------------------

Balance at July 31, 1998           4,042,760  $4,043    80,000    $80  $6,646,990   ($6,080,574)          -           -  $  570,539
                                   =================================================================================================

See accompanying notes to financial statements.

                                 HELISYS, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                            FOR THE YEAR ENDED
                                                                                    ---------------------------------
                                                                                    JULY 31, 1997       JULY 31, 1998
                                                                                    -------------       -------------
Cash flows from operating activities:
   Net loss                                                                           $(3,031,671)        $(3,635,132)
     Adjustments to reconcile net loss to net cash used in operating activities:
     Depreciation..................................................................       431,852             347,008
     Deferred income taxes.........................................................       545,553                  --
     Amortization of credit facility commitment fee paid with warrants...                 104,000             114,050
     Amortization of deferred compensation.........................................        20,192              30,287
     Net book value of equipment sold to customers.................................            --              72,548
     Impairment loss realized on advance to shareholder............................         8,453                  --
     Loss on disposition of property, plant and equipment..........................        29,167                  --
     Gain on sale of property......................................................            --            (279,634)
     Changes in operating assets and liabilities:
     Accounts receivable.........................................................         360,835             633,226
     Inventories.................................................................        (450,372)          1,059,435
     Income tax receivable.......................................................         316,133             578,537
     Prepaid expenses............................................................          85,442              (1,808)
     Other assets................................................................           4,970              (1,234)
     Accounts payable............................................................        (213,765)            (51,812)
     Accrued liabilities.........................................................        (106,871)           (136,538)
     Customer deposits...........................................................         (12,503)              6,225
     Deferred maintenance revenues...............................................         264,019            (398,173)
     Deferred gross profits......................................................        (182,298)           (263,860)
                                                                                      -----------         -----------
       Net cash used in operating activities.....................................      (1,826,864)         (1,926,875)
                                                                                      -----------         -----------
Cash flows from investing activities:
 Purchases of property, plant and equipment......................................        (161,410)            (45,036)
 Proceeds from sale of building..................................................              --           2,293,805
                                                                                      -----------         -----------
       Net cash (used in) provided by investment activities......................        (161,410)          2,248,769
                                                                                      -----------         -----------
Cash flows from financing activities:
 Payments on long-term debt and capital lease obligation.........................         (50,603)         (1,879,171)
 Proceeds from issuance of common stock under employee stock purchase
  plan...........................................................................          65,604               6,517
 Proceeds from issuance of preferred stock.......................................              --             500,000
 Net borrowings on bank credit line..............................................              --             369,550
 Proceeds from issuance of note payable..........................................              --             100,000
                                                                                      -----------         -----------
       Net cash (used in) provided by financing activities.......................          15,001            (903,104)
                                                                                      -----------         -----------
Net (decrease) increase in cash..................................................      (1,973,273)           (581,210)
Cash and cash equivalents, beginning of period...................................       2,600,249             626,976
                                                                                      -----------         -----------
Cash and cash equivalents, end of period.........................................     $   626,976         $    45,766
                                                                                      ===========         ===========
Supplemental disclosures of cash flow information:
 Cash paid during the period for interest........................................     $   144,670         $   245,845
 Cash paid during the period for income taxes....................................     $        --         $        --
Supplemental disclosures of noncash financing and investing activities:
 Warrants issued as commitment fee to secure line of credit......................     $   104,000         $   114,050
 Inventory transfers to property, plant & equipment..............................     $   193,334         $    67,422
 Retirement of 6,110 shares of common stock used as collateral for
   Advance to shareholder/employee that became uncollectible - net...............     $    32,083         $        --

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS
                   FOR THE YEARS ENDED JULY 31, 1997 AND 1998


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

     b.  Significant Risk Factor

     The Company's operating losses and negative cash flow from operating activities raise substantial doubt about the Company's ability to continue as a going concern. The Company incurred net losses of $3,031,671 and $3,635,132 for the fiscal years ended July 31, 1997 and July 31, 1998, respectively. The Company has also had recurring negative cash flows from operations of $1,826,864 and $1,926,875 for the years ended July 31, 1997 and 1998, respectively. The Company was notified that it was in default on its obligations with its Bank due to violations of certain financial covenants. As of July 31, 1998, the Company had aggregate borrowings from the Bank of $369,552. The Bank has currently entered into an agreement forbearing from exercising its rights and remedies under the Loan Documents and Guaranty with respect to the existing defaults until subsequent to the forbearance termination date of January 1999.

     The ability of the Company to attain profitability is dependent, in part, upon market acceptance of its latest generation rapid prototyping machines (the LOM 1015Plus and 2030H), as well as continued sales of materials and services, maintaining gross profit levels, controlling operating costs and the securing of an additional working capital bank credit facility as needed. If these matters are not successful, the Company will be required to scale back efforts in research and development and reduce certain selling, general and administrative expenses. In addition, the Company may be required to raise additional funds through public or private equity or debt financing. There can be no assurance that the Company's cash and cash equivalents will be sufficient to meet future operating requirements, or, if required, that additional financing will be available.

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

        Building and improvements..............    30 years
        Office furniture and equipment.........    3 to 5 years
        Machinery and equipment................    3 to 5 years

     The Company records depreciation on property, plant and equipment based on estimated useful lives. The actual useful lives and recoverability of values of property, plant and equipment may vary from the Company's estimates. In the event that future facts and circumstances indicate that the cost of property, plant and equipment may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     f.   Revenue Recognition

     Revenue from the sale of rapid prototyping systems and related products is recognized upon shipment and satisfaction of significant customer requirements. During fiscal years ended July 31, 1995, and prior, the Company shipped certain rapid prototyping systems to customers, subject to agreements providing the rights to exchange the systems for upgraded versions. In instances where units are shipped subject to such exchanges, gross profits are deferred until the exchange is completed or the right to exchange has expired. During fiscal 1998 the Company had met all its exchange and upgrade obligations; therefore there were no deferred gross profits remaining at July 31, 1998. Revenue from annual product maintenance and warranty contracts is recognized ratably over the contract period (generally, 12 months).

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

     h.  Research and Development Costs

     Research and development costs are expensed as incurred except for those costs that are reimbursable under specific contracts. As of July 31, 1997 and 1998, the Company had one significant research and development contract in process. The contract provides for cost reimbursement plus a fixed fee and is performed on a best efforts basis with no guarantee of ultimate success. Costs related to research and development contracts are included in inventory and charged to cost of sales upon recognition of the related revenues. Revenues on research and development contracts are recognized as work is performed and is estimated based on the relationship of cost incurred to date to total estimated costs to be incurred on the contract. These estimates are subject to the Company's progress and could materially vary from time to time. Costs incurred and gross profit recognized on research and development contracts are as follows:

                                            JULY 31, 1997     JULY 31, 1998
                                            -------------     -------------
         Cost incurred to date               $1,264,000        $1,352,000
         Gross profit recognized to date     $  115,000        $  119,000

     i.  Income Taxes

     Income taxes are accounted for by the asset and liability approach in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred taxes represent the expected future tax consequences when the reported amounts of assets and liabilities are recovered or paid. They arise from differences between the financial reporting and tax basis of assets and liabilities and are adjusted for changes in tax laws and tax rates if and when those changes are enacted. The provision (benefit) for income taxes represents the total of income taxes paid or payable (receivable) for the current year, plus the change in deferred taxes during the year.

     j.  Cash and Cash Equivalents

     The Company considers all short-term deposits with an original maturity of three months or less to be cash equivalents. This caption includes cash and short-term money funds.

     k.  Impact of Recently Issued Accounting Statements

     In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share". The statement was effective for interim periods and fiscal years ending after December 15, 1997. The implementation of this statement by the Company during the year ended July 31, 1998 did not have a material effect on the Company's financial statements.

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

     l.  Net Income (Loss) Per Common Share

     Net income (loss) per share of common stock (basic and dilutive) is computed based upon the number of shares of common stock outstanding. All shares are treated as outstanding in determining earnings (losses) per share for all periods presented. No material dilutive effect would result from the exercise of outstanding options, warrants or common equivalent shares outstanding.

2.   INVENTORIES

     Inventories consist of the following at July 31, 1998:

       Raw materials..............................   $  689,829
       Work-in-process............................      162,501
       Finished systems...........................      565,049
                                                     ----------
                                                     $1,417,379
                                                     ==========

3.   LINE OF CREDIT

     In November 1997, to cure the covenant defaults with its Bank, the Company amended its existing Primary Facility (from $1,500,000 to $500,000) and obtained an additional line of credit facility for $500,000 (the "Secondary Facility") with the Bank. These facilities provided for maximum aggregate borrowings of $1,000,000 and were guaranteed, in part, by an investment banker (see Note 17). The Primary Facility was repaid in July 1998 upon the sale of the Company's building.

     At July 31, 1998, the Company's borrowings under the Secondary Facility with the bank, bearing interest at prime plus one-half of one percent (8.5% at July 31, 1998) amounted to $369,552. This revolving credit facility is subject to a forbearance agreement with the Bank that expires on January 15, 1999. Monthly payments of $6,500, plus interest, were commenced effective August 1, 1998.

     The Secondary Facility is collateralized by substantially all assets of the Company, except for land and the building (sold July 1998). Under the Facility, the Company is subject to certain financial covenants. The major financial covenants include requirements for maintaining defined levels of tangible net worth and working capital, as well as various ratios, including the current ratio and the senior liabilities to tangible net worth ratio.

     The Company did not comply with certain financial covenants at July 31, 1998, and accordingly, is subject to a forbearance agreement with its bank for periods up to and including January 15, 1999.

4.   ACCRUED LIABILITIES

     Accrued liabilities consist of the following at July 31, 1998:

       Accrued commissions.....................................      $ 39,158
       Accrued salaries and bonuses............................        58,335
       Accrued vacation........................................        93,976
       Accrued warranty........................................       250,000
       Other accrued liabilities...............................       218,487
                                                                     --------
                                                                     $659,956
                                                                     ========
5.   LONG-TERM DEBT AND CAPITAL LEASE OBLIGATION

     During October 1994 the Company exercised an option to purchase land and the building which serves as a warehouse facility and corporate offices. The total purchase price aggregated $2,095,000, of which $1,930,500 was funded by bank borrowings evidenced by two notes payable secured by a first and second trust deed. Subsequent to the purchase, one of the notes aggregating $858,000 was refinanced by the Company with funds received from the United States Small Business Administration. The land and building were sold in July 1998 and all long-term debt has been retired, resulting in a gain of $279,634. The Company has entered into a three year operating sub-lease of half of the facility, approximately 21,800 square feet, from Quinstar Technology, the occupant of the other half of the building.

     Additionally, the Company leases certain equipment under a noncancellable capital lease. Below is a summary of the equipment which has been capitalized and included in property, plant and equipment in the accompanying balance sheet at July 31, 1998:

     Cost............................................      $60,642
     Less:  Accumulated depreciation................        60,642
                                                           -------
                                                           $    --
                                                           =======
6.   INCOME TAXES

     The components of the provision (benefit) for income taxes are as follows:

                                               JULY 31, 1997   JULY 31, 1998
                                               -------------   -------------
        Current:
           Federal........................      $(504,223)     $        --
           State..........................      $ (97,132)     $        --
                                                ---------      -----------
                                                $(601,355)     $        --

        Deferred:
           Federal........................      $(454,013)     $(1,785,476)
           State..........................         50,325         (315,084)
           Valuation allowance............        949,241        2,100,560
                                                ---------      -----------
                                                 (545,553)              --

        Provision (benefit) for
           income taxes...................      $ (55,802)     $
                                                =========      ===========

     Deferred income taxes reflect the net tax effects of (a) temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and (b) operating loss and tax credit carryforwards. The following represents the tax effects of significant items comprising the Company's deferred income taxes as of July 31, 1998. A valuation allowance is provided when it is more likely than not that some or all of the deferred tax assets will not be realized. As of July 31, 1998, the Company provided a valuation allowance to offset the net deferred tax asset since the future benefit of these assets is not assured.

                                          JULY 31, 1998
                                          -------------
     Allowance for doubtful account          $   56,336
     Inventory adjustments                       65,583
     Depreciation                                 1,829
     Accrued expenses                           137,590
     Net operating loss carryforward          1,839,222
                                             ----------

                                              2,100,560
     Less valuation allowance                (2,100,560)
                                             ----------

                                             $       --
                                             ==========

     Federal and state net operating loss carryforwards, which can be carried forward to future years for possible utilization, expire through the year ending July 31, 2013.

     The reconciliations of the overall effective tax rate to the Federal statutory rate of 34% are as follows:

                                                                                JULY 31,   JULY 31,
                                                                                 1997        1998
                                                                               --------    -------
     Federal income tax provision (benefit)..................................   (34.0)%     (34.0)%
     State income tax provision (benefit), net of federal benefit............    (1.0)%      (6.0)%
     Valuation allowance.....................................................     34.3%       40.0%
     Other (including permanent differences).................................    (1.1)%         --
                                                                               -------      ------
     Effective income tax provision (benefit)................................    (1.8)%         --
                                                                               =======      ======

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximate fair value because of the short maturity of these items.


8.   RELATED PARTY TRANSACTIONS

     A stockholder of the Company owns 50% of a firm that provided consulting services to the Company during the fiscal years ended July 31, 1997 and 1998. The Company paid such firm aggregate fees and reimbursed expenses of $92,460 and $81,190 in each of the fiscal years ended July 31, 1997 and July 31, 1998, respectively.

     Former directors of the Company provided consulting services to the Company during the fiscal year ended July 31, 1997 and 1998. The fees paid to the director totaled $5,400 and $1,000 during the fiscal years ended July 31, 1997 and 1998.

9.   COMMITMENTS AND CONTINGENCIES

     a.  Operating Leases

     The Company leases certain facilities and certain equipment under noncancellable operating lease agreements which expire at various dates through the year ending July 2003.

     A schedule of future minimum lease payments under noncancellable operating leases at July 31, 1998, is as follows:

            1999.............................    $238,772
            2000.............................     207,657
            2001.............................     165,609
            2002.............................       5,284
            2003.............................       1,184
                                                 --------
                                                 $618,506
                                                 ========

     Rental expense for the years ended July 31, 1997 and 1998 amounted to $81,391 and $168,226, respectively.

     b.  Legal Proceedings

     The Company is subject to various legal actions arising out of the conduct of its business, including those actions related to patent infringement. No amounts were accrued for these actions at July 31, 1998. An opposition has been filed against the Company's European patent. However, the Company expects that the European patent will be upheld. The Company has also been advised that there is significant "prior art" in the United States relating to the LOM process. Any finding that patent claims with respect to Company's LOM process are invalid could have a material adverse effect on the Company's operations. However, the Company believes that the results of any pending legal proceedings will not have a material adverse effect on the Company's operations.

     c.  Internal Revenue Service Examination

     The Company has undergone an examination by the Internal Revenue Service
(IRS) for the tax years 1993, 1994 and 1995. The initial report of the examination, dated July 1998, showed adjustments which would increase the taxable income of the Company, resulting in an assessment for taxes, interest and penalties approximating $394,000. The IRS report did not take into consideration net operating loss carrybacks generated in the years 1996 and 1997 which would eliminate the tax assessments in their entirety. The IRS has indicated that it is going to extend its examination to the years ended 1996 and 1997 in order to determine the cause of the large losses reported in those years.

     The Company expects the 1996 and 1997 losses to hold up under IRS examination, and for the additional taxes to be eliminated.

10.  MAJOR CUSTOMERS

     During the years ended July 31, 1997 and 1998, $4,303,173 (31%) and $1,262,300 (15%) of the Company's revenues were from one customer. At July 31, 1998, accounts receivable included balances of $216,113 from this major customer, of which $72,442 was secured by a Letter of Credit through a major bank.

     The Company sells a significant portion of its products through third-party resellers and, as a result, maintains individually significant receivable balances with major distributors. If the financial condition and operations of these distributors deteriorate below critical levels, the Company's operating results could be adversely affected. One distributor's unsecured receivable balance represented 14 percent of total accounts receivable at July 31, 1998.

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

12.  COMPENSATION PLANS

     a.  1995 Stock Incentive Plan

     The Company adopted a Stock Incentive Plan (the Plan) in October 1995, and has reserved 900,000 shares of the Company's common stock for issuance pursuant to the plan.

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

     The following table summarizes stock option activity for the years ended July 31, 1997 and 1998:


                                                           Option Price
                                                        --------------------
                                          Number of     Weighted     Actual
                                           Options      Average      Total
                                          ---------     --------   ---------
Outstanding, August 1, 1996..............  152,400         4.20    $ 639,882
Granted..................................  244,550         2.27      556,125

Cancelled................................   (55,300)       3.45     (190,733)
Outstanding, July 31, 1997...............   341,650        2.94    1,005,275
Granted..................................   779,151         .62      486,337
Cancelled................................  (413,450)        .88     (363,836)
Outstanding, July 31, 1998...............   707,351         .53      375,788
                                           ========                =========

     The following summarizes pricing and term information for options outstanding as of July 31, 1998:

                                      Options Outstanding                          Options Exercisable
                              ---------------------------------------------     -------------------------
                                                  Weighted         Weighted                      Weighted
                                   Number          Average          Average                       Average
                              Outstanding at      Remaining        Exercise     Exercisable at   Exercise
                              July 31, 1998    Contractual Life     Price        July 31, 1998    Price
                              --------------   ----------------    --------     --------------   --------
$.34 to .38................      169,151          9.4 years          $0.36          59,251         $0.36
 .48 to .59.................      351,500          9.7                 0.48          36,458          0.48
 .78........................      186,700          8.7                 0.78          47,386          0.78
                              --------------                                    --------------
$0.34 to $.78..............      707,351          9.8                $ .53         143,095         $0.53
                              ==============                                    ==============

     b.  1995 Employee Stock Purchase Plan

     The Company's Employee Stock Purchase Plan (the "Purchase Plan") was adopted by the Board of Directors in October 1995, covering an aggregate of 150,000 shares of common stock. The Purchase Plan, which is intended to qualify as an "employee stock purchase plan" under Section 423 of the Internal Revenue Code, will be implemented by six-month offering periods with purchases occurring at six-month intervals. The Purchase Plan will be administered by the Executive Committee of the Board of Directors of the Company. The Purchase Plan permits eligible employees to purchase common stock through payroll deductions, which may not exceed 15% of an employee's compensation. The price of common stock purchased under the Purchase Plan will be 85% of the lower of the fair market value of the common stock at the beginning of the six-month offering period or the applicable purchase date. The Purchase Plan will terminate in December 2005. At July 31, 1998, 82,760 shares had been purchased, with the balance available for purchase under the Purchase Plan.

     c.  Stock Based Compensation

     The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." The estimated fair value of options granted under the 1995 Stock Incentive Plan during 1997 pursuant to SFAS 123 was approximately $367,662. The estimated fair value of stock offered to employees under the 1995 Employee Stock Purchase Plan during 1997 pursuant to SFAS 123 was approximately $13,327. Had the Company adopted SFAS 123, pro forma net loss would have been $3,209,470 and pro forma net loss per share would have been $0.80 for 1997. The fair value of each option grant and stock offering was estimated using the Black-Scholes option-pricing model with the following weighted average assumptions depending on the compensation plan:


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


The pro forma results of operations as of July 31, 1998, as if the Company had adopted the fair value method of SFAS No. 123, have not been presented as the amounts reported in the financial statements and the amounts obtained under adoption of the method would not be material.

13.  EMPLOYEE BENEFIT PLAN

     In July 1995, the Company adopted a 401(k) profit sharing plan (the Plan) for its employees. To be eligible, full time employees must be at least 21 years of age. Participants may contribute up to 15% of compensation, as defined by the Plan. Participants' contributions are fully and immediately vested and non-forfeitable.

14.  STOCKHOLDERS' EQUITY

     Pursuant to the Company's initial public offering in March 1996, the Company issued 84,000 warrants to its underwriters at an exercise price of $6.60 per share, exercisable in March 1997 and expiring in March 2001. None of these warrants have been exercised as of July 31, 1998.

     On November 12, 1996, the Company entered into an unsecured $1,500,000 line of credit facility with an investment banker. In consideration for the commitment, the Company issued 50,000 warrants to the lender at an exercise price of $2.75 per share, exercisable immediately and expiring in November 2001. The warrants were recorded as additional paid in capital at their estimated fair market value of $104,000. For each $500,000 increment advanced to the Company, an additional 50,000 warrants at an exercise price of $2.75 per share, exercisable immediately and expiring five years from the date of issuance, were issuable to the lender. The credit facility expired in 1997 upon the Company obtaining a new bank revolving credit facility (see Note 3). No amounts were borrowed under the line of credit with an investment banker.

     In November 1997, the Company amended its existing line of credit with a bank (see Note 3) and issued 80,000 shares of the Company's convertible Series A Preferred Stock, $.001 par value, to an investment banker for $500,000. The shares are convertible into common stock at the rate of 25 shares of common stock per share of preferred stock. (See Note 17 - Subsequent Events).

     In connection with the issuance of preferred stock, the investment banker agreed to guarantee a $500,000 secondary line of credit facility with the bank in exchange for a five year warrant (expiring November 2002) to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. The Company agreed that as additional consideration to the investment banker with respect to the line of credit, the investment banker would earn a warrant to purchase 10,000 shares of the Company's common stock at $1.75 per share (or the lowest average of the nearer of the closing bid and asked prices over a consecutive seven-day period, if lower) for each $100,000 that the Company borrowed under the secondary line of credit facility. As the Company borrowed $500,000 under this facility, the investment banker earned warrants to purchase 50,000 shares of the Company's common stock. The additional 50,000 warrant obligation is included in accrued liabilities in the accompanying balance sheet at an estimated fair value of $39,000. Under the terms of the preferred stock purchase agreement, the Company is obligated to pay the investment banker a commission on the purchase price paid for additional shares of Series A Preferred Stock purchased by investors who are introduced to the Company by the investment banker, at a rate of 6.0% of the aggregate purchase price paid by such investors.

     In addition to the consideration noted above, an indemnification, pledge and security agreement was entered into between the investment banker and a majority stockholder of the Company. The majority stockholder indemnified the investment banker from losses that may occur under the guaranty and secured the indemnification obligation by pledging 750,000 shares of the majority stockholder's stock in the Company.

15.  PRODUCT RELIABILITY MATTERS

     Since 1992 when the Company commenced production of its first-generation LOM 2030's, there have been reported instances of fires occurring within the cabinets of these systems. The Company believes that such fires may have resulted when the cutting laser beam accidentally came in contact with a loose, unbonded piece of paper which had been improperly fed into the LOM system. To address this problem, the Company has developed flame resistant paper and has changed the design of its LOM systems to decrease the likelihood that paper material will become loose and ignite during the LOM process. Since the development of the new product, no cases of fire have been reported.

     The Company determined that it will modify its first-generation LOM 2030's to substantially reduce the likelihood that burning material will be pulled outside of the LOM cabinet. The Company estimates the costs of performing the modifications to be approximately $200,000 and has accrued this amount as of July 31, 1998. The ultimate costs of modifying the machines to adequately address the aforementioned problem may vary materially from the Company's estimate.

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

     Summarized sales data for the Company are as follows:

                                   UNITED
                                   STATES       EUROPE       JAPAN        OTHER        TOTAL

For the year ended July 31,
1997
 Products.....................    $2,305,182   $3,416,853   $3,801,942   $1,591,681  $11,115,658
 Supplies and services........     1,479,342      737,516      501,231      213,160    2,931,249
                                  ----------   ----------   ----------   ----------  -----------

                                  $3,784,524   $4,154,369   $4,303,173   $1,804,841  $14,046,907
                                  ==========   ==========   ==========   ==========  ===========

For the year ended July 31,
1998

 Products.....................    $  929,245   $2,166,298   $  466,500   $1,542,763  $ 5,104,806
 Supplies and services........     1,522,841      861,685      537,037      423,697    3,345,260
                                  ----------   ----------   ----------   ----------  -----------

                                  $2,452,086   $3,027,983   $1,003,537   $1,966,460  $ 8,450,066
                                  ==========   ==========   ==========   ==========  ===========

17.  SUBSEQUENT EVENTS

     On September 3, 1998 the Company issued a 10% note payable to an investor for $100,000, due and payable December 31, 1998. The note was secured by substantially all assets of the Company, and as additional consideration for the monies lent, the investor received a warrant to purchase 100,000 shares of the Company's common stock for $.35 per share. The warrant is exercisable through September 2003.

     During September 1998, the Company issued 64,000 shares of convertible Series A Preferred Stock to two private investors for $400,000. With respect to the proceeds received, $200,000 was used to pay off the $100,000 note payable shown on the balance sheet of the Company as of July 31, 1998 (10% interest rate, secured by substantially all assets of the Company) as well as the $100,000 note payable related to the September 3, 1998 transaction referred to above.

     On September 17, 1998, the Company filed a Certificate of Designation of Rights, Preferences & Privileges of Series A Preferred Stock ("Certificate") with the secretary of state of the State of Delaware. In so doing, the Company created, out of the 5,000,000 shares of preferred stock authorized, a series of preferred stock consisting of 144,000 shares to be designated Series A Convertible Preferred Stock ("Series A Stock"). In the event of a liquidation, dissolution or winding up of the Company, each holder of Series A Stock shall be entitled to receive, prior and in preference to any holders of common stock or any other series of preferred stock of the Company, an amount per share of the Series A Stock equal to $6.25, plus any accrued and unpaid dividends. Upon the consolidation or merger of the Company with or into another corporation or a conveyance of all or substantially all of the assets of the Company, the holders of the Series A stock shall have the right to elect the buyout provisions noted above. Additionally, pursuant to the Certificate, holders of Series A Stock may convert their Series A Stock to Common Stock of the Company at a conversion rate of 25 shares of Common Stock for each share of Series A Stock (subject to certain adjustments). The holders of Series A Stock retain their right to convert their shares into convertible promissory notes.