Form 10QSB
period 1998-10-31
HELISYS INC
filed 1998-12-21
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 1998

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

                                 YES      X      NO
                                      ---------      ---------

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                 Outstanding at October 31, 1998
              -----                 -------------------------------

    Common Stock, $.001 par value              4,042,760

                              Page 1 of __ Pages
                           Exhibit Index on Page __

                                 HELISYS, INC.
                             INDEX TO FORM 10-QSB


Part I.  Financial Information

  Item 1.  Financial Statements

              Balance Sheets as of July 31, 1998 (audited)
              and October 31, 1998 (unaudited).........................     3

              Statements of Operations (unaudited) for the three
              months ended October 31, 1997 and 1998...................     5

              Statements of Cash Flows (unaudited) for the three
              months ended October 31, 1997 and 1998...................     6

              Notes to Financial Statements............................     7

  Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations.........................     9

Part II. Other Information

  Item 1.  Legal Proceedings...........................................    18

  Item 2.  Change in Securities........................................    18

  Item 3.  Defaults Upon Senior Securities.............................    18

  Item 4.  Submission of Matters to a Vote of Security Holders.........    19

  Item 5.  Other Information...........................................    19

  Item 6.  Exhibits and Reports on Form 8-K............................    19

Signatures.............................................................    20

Exhibit Index..........................................................    21

Exhibits...............................................................    22

                                 HELISYS, INC.
                                BALANCE SHEETS

                                                July 31, 1998  October 31, 1998
                                                -------------  ----------------
                                                  (audited)       (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents....................    $   45,766       $  102,813
  Accounts receivable, net of allowance for
   doubtful accounts of  $140,840 as of
   July 31, 1998, and $159,169 as of
   October 31, 1998............................     1,414,254        1,210,655
  Inventories..................................     1,417,379          996,686
  Prepaid expenses.............................        62,426           61,941
  Other current assets.........................        17,950                -
                                                   ---------------------------
   Total current assets........................     2,957,775        2,372,095
                                                   ===========================

Property, plant and equipment:
  Office furniture and equipment...............       583,308          583,308
  Machinery and equipment......................       669,270          669,270
                                                   ---------------------------
                                                    1,252,578        1,252,578
  Less - Accumulated depreciation..............       791,412          848,505
                                                   ---------------------------
  Property, plant and equipment, net...........       461,166          404,073
                                                   ---------------------------

Other assets...................................        27,365           27,365
                                                   ---------------------------
Total                                              $3,446,306       $2,803,533
                                                   ===========================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                                BALANCE SHEETS

                                                            July 31, 1998   October 31, 1998
                                                            -------------   ----------------
                                                              (audited)        (unaudited)

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable......................................      $ 1,136,992        $   792,257
  Accrued liabilities...................................          659,956            598,036
  Customer deposits.....................................           43,722             89,158
  Deferred maintenance revenues.........................          565,545            501,564
  Line of credit........................................          369,552            350,052
  Note payable..........................................          100,000                  -
                                                              ------------------------------
    Total current liabilities...........................        2,875,767          2,331,067
                                                              ------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value
    5,000,000 shares authorized, 144,000 issued
    and outstanding.....................................               80                144
  Common stock, $.001 par value
    Authorized 20,000,000 shares........................
    Issued and outstanding 4,042,760 shares as of
    July 31, 1998, and  October 31, 1998 respectively...            4,043              4,043

  Additional paid-in capital............................        6,646,990          7,046,926
  Accumulated deficit...................................       (6,080,574)        (6,578,647)
                                                              ------------------------------
    Total stockholders' equity..........................          570,539            472,466
                                                              ------------------------------

Total                                                         $ 3,446,306        $ 2,803,533
                                                              ==============================

                 See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                              For the
                                                              -------
                                                         Three Months Ended
                                                         ------------------
                                                             October 31,
                                                             -----------
                                                         1997          1998
                                                         ----          ----

Net sales.........................................   $ 2,513,751    $1,996,143

Cost of sales.....................................     1,820,772     1,401,670
                                                     -------------------------
  Gross profit....................................       692,979       594,473
                                                     -------------------------

Operating expenses:
  Selling, general and administrative.............     1,129,268       922,376
  Research and development........................       572,792       169,887
                                                     -------------------------
                                                       1,702,060     1,092,263
                                                     -------------------------
     Loss from operations.........................    (1,009,081)     (497,790)
                                                     -------------------------

Other income (expense):
  Interest and other income.......................        45,120        46,117
  Interest and other expense......................       (65,351)      (46,401)
                                                     -------------------------

     Net loss.....................................   $(1,029,312)   $ (498,074)
                                                     =========================

     Net loss per share...........................         (0.26)        (0.12)

     Weighted average number of common shares
      outstanding basic and diluted...............     4,025,251     4,047,746
                                                     =========================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                              For the
                                                              -------
                                                           Three Months Ended
                                                           ------------------
                                                              October 31,
                                                              -----------
                                                          1997          1998
                                                          ----          ----
Cash flows from operating activities:
Net loss............................................  $(1,029,312)    $(498,074)
Adjustments to reconcile net loss to
 net cash used in operating activities:
  Depreciation......................................      110,585        57,092
  Amortization of deferred compensation.............        2,524             -
  Changes in operating assets and liabilities:
   Accounts receivable..............................     (394,192)      203,599
   Inventories......................................      (24,226)      420,694
   Income taxes receivable..........................        9,961             -
   Prepaid expenses.................................      (12,806)          485
   Other current assets.............................            -        17,950
   Other assets.....................................          382             -
   Accounts payable.................................      443,737      (344,735)
   Accrued liabilities..............................     (177,500)      (61,920)
   Customer deposits................................       (4,999)       45,437
   Deferred maintenance revenues....................     (103,099)      (63,981)
   Deferred gross profits...........................      (15,616)            -
                                                      -------------------------
    Net cash used in operating activities...........   (1,194,561)     (223,453)
                                                      -------------------------

Cash flows from investing activities:
   Purchases of property, plant and equipment.......            -             -
                                                       ------------------------
    Net cash (used in) investing activities.........            -             -

Cash flows from financing activities:
   Payments on long term debt and capital lease
    obligations.....................................      (11,222)            -
   Proceeds from issuance of preferred stock........                    400,000
   Net borrowings on bank credit line...............      500,000       (19,500)
   Proceeds from issuance of note payable...........      200,000      (100,000)
                                                       ------------------------

    Net cash provided by (used in) financing
     activities.....................................      688,778       280,500
                                                       ------------------------
Net increase (decrease) in cash.....................     (505,783)       57,047
Cash, beginning of period...........................      626,976        45,766
                                                       ------------------------
Cash and cash equivalents, end of period............   $  121,193     $ 102,813
                                                       ========================
Supplemental disclosures of cash flow information:
   Cash paid during the period for interest.........   $   46,058     $  15,689


                See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three month period ending October 31, 1998 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

     The financial statements and related disclosures have been prepared with the presumption that users of the interim financial information have read or have access to the audited financial statements for the preceding fiscal year. Accordingly, these financial statements should be read in conjunction with the audited financial statements and the related notes thereto included in the Company's Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on November 19, 1998.

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996, 1997, 1998 and for the three months ended October 31, 1998 the company reported a net loss of $886,695, $3,031,671, $3,635,132 and $498,074 and negative cash flow from operations of $2,438,241, $1,826,864, $1,926,875 and $223,453,
respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to overcome these conditions include continuing cost cutting programs implemented in 1997, the sale and subsequent lease-back of it corporate facilities which was consummated in July 1998 and raising additional debt and equity capital to fund operations.

     In November 1997, to cure the covenant defaults with its Bank, the Company amended its existing Primary Facility (from $1,500,000 to $500,000) and obtained an additional line of credit facility for $500,000 (the "Secondary Facility") with the Bank. These facilities provided for maximum aggregate borrowings of $1,000,000 and were guaranteed, in part by an investment banker. The Primary Facility was repaid in July 1998 upon the sale of the Company's building.

     In connection with the amendment to the credit facilities, the investment banker agreed to guarantee up to $500,000 of the line of credit facility with the bank in exchange for a five year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. Additional consideration of 10,000 five year warrants to purchase the Company's common stock at $1.75 per share will be granted to the investment banker for each $100,000 that the

Company borrows under the secondary line of credit facility up to the $500,000 guaranteed. As of October 31, 1998, the Company is obligated to issue 50,000 warrants in conjunction with the borrowing of $500,000 against the line of credit facility.

     At October 31, 1998 the Company's borrowings under the Secondary Facility with the Bank, bearing interest at prime plus one-half percent amounted to $350,052. This revolving credit facility is subject to a forbearance agreement with the Bank that expires on January 15, 1999. Monthly payments of $6,500, plus interest, were commenced effective August 1, 1998 against the balance outstanding under the Secondary Facility (Primary Facility was repaid in July 1998 upon the sale of the Company's building). All amounts outstanding under the credit facilities are classified as current at October 31, 1998. The Bank has currently entered into a forbearance agreement with the Company that extends the Secondary Facility through January 15, 1999.

     The Secondary Facility is collateralized by substantially all assets of the Company, except for the land and the building (sold July 1998). Under the Facility the Company is subject to certain financial covenants. The major financial covenants include requirements for maintaining defined levels of tangible net worth and working capital, as well as various ratios, including the current ratio and the senior liabilities to tangible net worth ratio.

     The Company did not comply with certain financial covenants at October 31, 1998, and accordingly, is subject to a forbearance agreement with its bank for periods up to and including January 15, 1999. There can be no assurance that the Bank will continue to extend accommodations or an extension of such facilities will be granted or that the Company will be successful in returning to profitability, obtaining additional capital or that the capital will be sufficient to fund the Company's operations until such time as the Company is able to operate profitably. If the Company is unsuccessful in extending its agreement with the bank, in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.


(2) EARNINGS (LOSS) PER COMMON SHARE
------------------------------------

     Earnings per share is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plan, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending October 31, 1998 and 1997.

     In February 1997, the Financial Accounting Standards Board issue Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual financial statements for fiscal years ending after December 31, 1997. SFAS requires the Company to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements, primary earnings per share was replaced by basic earnings per share from which the dilutive effect of stock options is excluded. There was no impact of adopting Statement No. 128 for the periods ended October 31, 1998 and 1997 due to the anti-dilutive effect of common stock equivalents during these periods.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  The Company designs, develops, manufactures and markets rapid prototyping systems used by manufacturers, design engineering firms, universities and others to make physical models, molds, industrial patterns and prototypes directly from 3-D CAD files. The Company's systems use the Company's LOM technology to produce physical models and other three-dimensional objects used as models, or in the preliminary testing of the form, fit or function of a part, or the conversion of patterns into usable parts through secondary processes, such as sand casting and rubber molding, or in industrial pattern making and similar applications. The Company also sells sheet-form materials and other supplies used with its LOM systems.

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

  The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping systems, as well as continued sales of materials and services. During fiscal year ended July 31,1997 the Company began to implement cost-cutting programs in an effort to return to profitability. Further staff reductions took place in August 1997 as the number of employees was reduced by approximately 10 percent and March 1998 as the number of employees was reduced again by approximately 24%. The Company began commercial shipment of its latest-generation rapid prototyping systems, the LOM-2030H, in October of 1996. In addition, the Company commenced shipment of its latest generation LOM-1015 Plus and new plastic material in March of 1997 and new composite material in November of 1997. There can be no assurance that the sales revenue generated by the LOM-2030H or LOM 1015 Plus and existing products and services will be commensurate with current and future levels of the Company's operating expenses.

  The Company has experienced significant losses from operations in the three most recent fiscal years and anticipates experiencing further losses in fiscal 1999. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. Additionally, the Company used cash of approximately $223,000 in operations during the three months ended October 31, 1998. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels.

  In November 1997 the Company amended its existing credit facility and obtained an additional credit facility from Comerica Bank. These facilities provide for aggregate maximum borrowings of $1,000,000, but the Company is subject to a forbearance agreement that expires on January 15, 1999 as a result of violating certain financial covenants that support the credit lines. In addition, the Company sold 80,000 shares of the Company's Convertible Series A preferred stock, $.001 par value ("Preferred Stock"), to an investment banker for $500,000 in November 1997 and 64,000 shares of the Company's Preferred Stock to investors for $400,000 in September 1998. If the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

RESULTS OF OPERATIONS

  Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended October 31, 1998 were approximately $1,996,000, a decrease of approximately $518,000, or 20.6%, compared to net sales of approximately $2,514,000 for the three months ended October 31, 1997. This decrease was primarily a result of the decrease in the number of LOM systems shipped to 9 during the quarter ended October 31, 1998, as compared to 15 systems for the quarter ended October 30, 1997. Sales of materials and service for the three months ended October 31, 1998 increased by approximately $47,000, or 5.5% over sales of materials and services in the three months ended October 31, 1997, primarily due to the increased number of systems that have been sold.

Product Mix Percentages:
------------------------
                                       Three months Ended
                              ------------------------------------
                              October 31, 1997    October 31, 1998
                              ----------------    ----------------
LOM Systems                         65.8%               54.5%
Materials and Service               34.2%               45.5%

LOM System Units Sold During the
--------------------------------
Periods Indicated:
------------------
                                             LOM 1015s    LOM 2030s
                                             ---------    ---------

Three Months ended October 31, 1997              6            9
Three Months ended October 31, 1998              4            5


As of October 31, 1998 and 1997, the Company had deferred revenue in the amount of approximately $-0- and $248,244, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for an upgraded version.

  Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended October 31, 1998 was approximately $594,000, a decrease of approximately $99,000, or 14.2%, compared to gross profit of approximately $693,000 for the three months ended October 31, 1997. Gross profit as a percentage of sales increased to 29.8% in the three months ended October 31, 1998 as compared to 27.6% in the three months ended October 31, 1997. Increased margins in the sale of materials and services were the main contributors to the increase. However, gross margins continue to be low for LOM systems as a result of price concessions due to the strength of the dollar in the overseas market and the Asian financial crisis.

  Selling, General and Administrative Expense. Selling, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, general and administrative expense for the three months ended October 31, 1998 was approximately $922,000, a decrease of approximately $207,000, or 18.3%, compared to approximately $1,129,000 for the three months ended October 31, 1997. The decrease is mainly attributable to the cost reduction efforts the Company instituted beginning in January 1997 and the savings is related to the reduction of employees and employee related expenses. Staff reductions of approximately 10% were instituted in January 1997 and August 1997 along with another reduction of approximately 24% in March 1998.

  Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Research and development expense for the three months ended October 31, 1998 was approximately $170,000, a decrease of approximately $403,000, or 70.3%, compared to approximately $573,000 for the three months ended October 31, 1997. The decrease was primarily due to the reduction and elimination of a number of development projects. These engineering development cost reductions along with the staff reductions of approximately 10% were instituted in August 1997 along with a March 1998 reduction of approximately 24% were mainly responsible for the reduction in expenses.

  Loss from Operations. Loss from operations for the three months ended October 31, 1998 was $497,790, compared to a loss of $1,009,081 for the three months ended October 31, 1997. The loss resulted primarily from sluggish sales as a result of the effects of the summer holidays that impacted foreign revenues, continuing softness in the domestic market, the lower margins being realized from the sale of systems due to the strength of the dollar and the Asian financial crisis. However, the loss was less than the comparable quarter during the prior year primarily due to cost containment actions that have been implemented.

  Other Income (Expense), Net. Other expense for the three months ended October 31, 1998 was approximately $0 as compared to approximately $20,000 for the three months ended October 31, 1997. The decrease in expense was primarily due to $35,000 in miscellaneous income received from a strategic partner for technical support and information that was provided by the Company.

  Benefit for Income Tax. There was no tax provision or benefit from income taxes recorded for the three months ended October 31, 1998, or for the three months ended October 31, 1997. No benefit was provided due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

  The Company used cash of approximately $223,000 in operations during the three months ended October 31, 1998, and used cash from operating activities of approximately $1,195,000 for the three months ended October 31, 1997. These operating cash flow changes are consistent with the operating losses incurred by the Company, as well as increases in sales along with decreases in accounts receivable, inventories and accounts payable.

  Working capital was approximately $82,000 at July 31, 1998, compared to approximately $41,000 at October 31, 1998. This decrease was primarily due to the increased net loss experienced during the three months ended October 31, 1998.

  Cash used in investing activities, which includes purchases of property, plant and equipment, was $0 and $0 for the three months ended October 31, 1998, and October 31, 1997, respectively. The Company anticipates that its capital expenditures for the fiscal year ending July 31, 1999 will be minimal, if anything at all.

  In November 1997, the Company sold 80,000 shares of the Company's Preferred Stock to an investment banker for $500,000. The shares of Preferred Stock were originally convertible into common stock at the rate of 5 shares of common stock per share of Preferred Stock, and are now convertible (along with all of the Company's Preferred Stock) at the rate of 25 shares of common stock per share of Preferred Stock.

  Also, in November 1997 the Company amended its existing credit facility (the "Primary Facility") and obtained an additional credit facility (the "Secondary Facility") from Comerica Bank (the "Bank"). These facilities provide for aggregate maximum borrowings of $1,000,000. The Primary Facility was extended to June 1998, and provided for maximum borrowings of $500,000, subject to borrowing base limitations for eligible accounts receivable. The Secondary Facility, which expired in August 1998, provided for maximum borrowings of $500,000. Both credit facilities are collateralized by substantially all the company assets except the land and building. As of October 31, 1998 the Company had approximately $350,000 in outstanding borrowings under the Secondary Facility. The Primary Facility was repaid in July 1998 upon the sale of the Company's building.

  The amount outstanding under the credit facility is classified as current at October 31, 1998 due to violation of certain financial covenants. The Bank has currently entered into a forbearance agreement with the Company that extends the Secondary Facility through January 15, 1999. There can be no assurance that the Bank will continue to extend such accommodations. If the Company is unable to generate sufficient cash flow from operations, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

  In September 1998, the Company sold 64,000 shares of the Company's Preferred Stock to investors for $400,000. Purchasers of the Preferred Stock in the transaction also received warrants to purchase 800,000 shares of the Company's Common Stock at a purchase price of $0.35 per share. Pursuant to this transaction, each share of the Preferred Stock issued (including the 80,000 shares of Series A Preferred Stock issued to the investment banker in November
1997) is convertible into 25 shares of the Company's Common Stock. Each holder of Preferred Stock is entitled to a number of votes equal to five times the number of shares of Common Stock into which each share of the Preferred Stock is convertible. The number of votes that the holders of the Preferred Stock are entitled decreases as the share price of the Company's Common Stock increases. The documents evidencing this transaction, including the Certificate which details the voting rights of the holders of the Preferred Stock, are attached to the Schedule 13D filed by Telantis Venture Partners V, Inc. and Robert F. Meyerson on September 24, 1998. This transaction was disclosed on the Company's Current Report on Form 8-K filed October 9, 1998, which is incorporated by reference herein.

  There can be no assurance that the Company will be successful in returning to profitability or obtaining additional capital or that capital raised will be sufficient to fund the Company's operations until such time that the Company is able to operate profitably. If the Company is unsuccessful in returning to profitable operations or in raising additional capital it may be unable to continue as a going concern.

  The Company believes that the funds from operations and equity investments will be sufficient to meet its capital needs for existing operations and future anticipated growth of the Company for the next 3 to 6 months. To the extent that such amounts are insufficient to finance the Company's working capital requirements, the Company will be required to raise additional funds through public or private equity or debt financing. There can be no assurance that such additional financing will be available, if needed, or, if available, will be on terms satisfactory to the Company. Significant additional dilution may be incurred by investors in this offering as a result of additional financing.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

  In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The statement was effective for interim periods and fiscal years ending after December 15, 1997. The implementation of this statement by the Company during the period ended October 31, 1998 did not have a material effect on the Company's financial statements.

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

FORWARD-LOOKING STATEMENTS

  This 10-QSB report contains forward-looking statements that involve risk and uncertainties. As discussed below in "Certain Factors That May Affect The Company's Business and Future Results" and in the Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on November 19, 1998, and other periodic filings with the Securities and Exchange Commission, the Company's future operating results are uncertain and may be impacted by the following factors, among others: uncertainty of market acceptance of the Company's products and services, including the LOM 2030H and LOM 1015Plus and uncertainty of the introduction and acceptance of the Company's plastic and composite materials, potential development of similar products by competitors, and potential future capital requirements and uncertainty of additional funding.

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

  Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and the three months ended October 31, 1998 and anticipates experiencing further losses in fiscal 1999. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems, materials and service. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace.

     The Company used cash of approximately $1,926,000 in operations in fiscal 1998 and $223,000 during the three months ended October 31, 1998. While the Company expects sales of its existing products and latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In addition, the Company is obligated to pay $350,052 under its existing line of credit with Comerica Bank. If the Company is unable to generate sufficient sales or to reduces expenses to enable it to repay such amount, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain financing on terms acceptable to the Company.

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

     The Company will also continue to incur product development, marketing and promotional expenses based upon management's expectations as to future sales. Since many of these expenses are committed in advance, the Company generally is unable to adjust spending in a timely manner to compensate for any unexpected shortfall in sales. If operating revenues do not meet the Company's expectations in any given quarter, operating results may be adversely affected. There can be no assurance that the Company will be profitable in a given quarter.

     Emerging Nature of the Rapid Prototyping Industry; Reliance on a Single Product Line. The rapid prototyping industry is an emerging industry, and the Company believes that the development and future growth of the rapid prototyping industry will relate to the general trend of increased automation of product design and manufacturing processes, including the expanded use of 3-D CAD.
There can be no assurance that the rapid prototyping industry otherwise will continue to develop and grow.

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

     Product Reliability, Ongoing Technical Changes. Although the LOM technology utilized in the Company's systems has been in development since 1985, until recently there has been only limited commercial use of LOM technology in rapid prototyping applications. In this respect, certain of the customers experienced past performance problems with the Company's first generation LOM systems, which from time to time did not perform to the Company's specifications. The Company believes that it has identified all of these problems and that the LOM systems currently being marketed by the Company meet applicable product specifications. However, no assurance can be given that new problems will not be identified by customers or that any such problems could be adequately addressed by the Company in timely manner. There can be no assurance, therefore, that the Company's customers will not make claims against the Company arising from dissatisfaction with the performance of the Company's LOM systems.

     In the first quarter of the fiscal year ending July 31, 1997, the Company commenced sales of the latest generation of LOM 2030 systems, which the Company believes adequately addresses certain performance problems associated with the first generation LOM systems and represents significant improvements in overall product performance and reliability. There can be no assurance, however, that the Company's latest generation LOM systems will not experience similar performance or reliability problems. In addition, the Company is unable to predict what effect the problems associated with its first generation LOM systems will have on the Company's efforts to market and sell its latest generation LOM systems. The immediate prospects for future growth are dependent on the market acceptance of its latest-generation rapid prototyping systems.

     Dependency on Proprietary Technology. The Company's ability to compete in the market for rapid prototyping products is dependent significantly on its ability to protects its proprietary technology. The Company seeks to protect its proprietary technology through a combination of patents, copyrights, trade secrets, proprietary know how, confidentiality agreements and ongoing development of new products, features and designs. Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and the prospects of the Company. An invalidation of the patent claims relating to the Company's LOM process would not, however, affect the other claims on the United States patents relating to the LOM systems. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do laws of the United States. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how.

YEAR 2000 ISSUE

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. This problem is commonly known as the "Year 2000" or "Y2K" problem and results from the use of two digits rather than four digits to identify a year in the date field in many computer software and hardware systems. As a result, certain date-sensitive software does not recognize "00" as 2000, and may produce errors in information or systems failures. The Company relies on its internal computer systems in financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunication equipment. The Company is currently in the process of conducting a comprehensive review of its internal systems and, at the present time, does not believe that the Year 2000 problem will pose significant operational problems for the Company. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, are not material to the Company's business, its financial condition or results of operations. However, the Company cannot be sure that it has fully identified the impact of the Year 2000 problem on the Company's internal systems and has not concluded that it can resolve all of the issues that may arise in connection with the Year 2000 problem without disruption of its business or without incurring significant expense. At a minimum, the Company estimates that the software necessary to resolve certain Year 2000 problems associated with the Company's internal systems will cost at least $80,000 to $100,000.

     Even if the Company's internal systems are not materially affected by the Year 2000 problem, the Company could be affected through disruption in the operation of the enterprises with which the Company interacts. The Company is therefore in the process of assessing possible effects on the Company's operations with respect to the Year 2000 readiness of customers, suppliers, creditors, financial organizations and domestic and international governments on which the Company directly and indirectly relies. The Company's reliance on the enterprises, and therefore, on the proper functioning of their information and computer systems, means that failure by these enterprises to address their potential Year 2000 problems could have a material adverse impact on the Company's operations. The potential impact and related costs of such failures are not known at this time.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.

          None.

Item 2.   Changes in Securities.

     On September 14, 1998, the Company sold 64,000 shares of the Company's Preferred Stock to investors for $400,000. The investors in the transaction were Telantis Venture

Partners V, Inc. and Visalia Trust (collectively, the "Purchasers"). In addition to receiving the shares of Preferred Stock in the transaction, the Purchasers received warrants to purchase an aggregate of 800,000 shares of the Company's Common Stock at a purchase price of $0.35 per share (the "Warrants").

     The sale of the Preferred Stock and the Warranty was exempt from registration under Section 4(2) of the Securities Act of 1933, as amended ("Securities Act") on the basis that such transaction met the requirements of Rule 506 of Regulation D of the Securities Act.

     Each share of the Preferred Stock (including the 80,000 shares of Preferred Stock issued to the investment banker in November 1997) is convertible into 25 shares of the Company's Common Stock, and each holder of Preferred Stock is entitled to a number of votes equal to five times the number of shares of Common Stock into which each share of the Preferred Stock is convertible. The number of votes that the holders of the Preferred Stock are entitled decreases as the share price of the Company's Common Stock increases.

     The documents evidencing this transaction, including the Certificate which details the voting rights of the holders of the Preferred Stock, are attached to the Schedule 13D filed by Telantis and Robert F. Meyerson on September 24,1998. The transaction was also disclosed on the Company's Current Report on Form 8-K filed October 9, 1998, which is incorporated by reference herein and noted below in Item 6.

Item 3.   Defaults Upon Senior Securities.

          None.

Item 4.   Submission of Matters to a Vote of Security Holders.

          None.

Item 5.   Other Information.

          None.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits

          See Exhibit Index on Page 16.

          (b) Reports on Form 8-K

The Company filed three reports on Form 8-K for the quarter ended October 31, 1998:

     1. Resignation of Deloitte & Touche LLP as auditors of the Company. Filed September 23, 1998. No financials were filed with this 8-K.

     2. Sale of Preferred Stock and Warrants/Resignation of Directors. Filed October 7, 1998. No financials were filed with this 8-K.

     3. Engagement of Stonefield Josephson, Inc. as auditors of the Company. Filed October 16, 1998. No financials were filed with this 8-K.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HELISYS, INC.



Date: December 21, 1998                  By: /s/ DAVE T. OKAZAKI
                                             ------------------------
                                             Dave T. Okazaki
                                             Chief Financial Officer

                                  Exhibit Index


Exhibit                                                                Page
Number        Description                                             Number
-------       -----------                                             ------

27.1          Financial Data Schedule                                   22