Form 10QSB
period 1999-01-31
HELISYS INC
filed 1999-03-15
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON D.C. 20549
                                  FORM 10-QSB


(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JANUARY 31, 1999.

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________________ TO
     ________________.


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

                                                 YES   X      NO  ______
                                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


             Class                           Outstanding at January 31, 1999
             -----                           -------------------------------

  Common Stock, $.001 par value                      4,542,760


                              Page 1 of __ Pages
                           Exhibit Index on Page __

                                 HELISYS, INC.
                             INDEX TO FORM 10-QSB

PART I.  FINANCIAL INFORMATION

     Item 1.  Financial Statements

                  Balance Sheets as of July 31, 1998 (audited)
                  and January 31, 1999 (unaudited)........................................................     3

                  Statements of Operations (unaudited) for the three months and the six months ended
                  January 31, 1998 and 1999...............................................................     5

                  Statements of Cash Flows (unaudited) for the six months ended
                  January 31, 1998 and 1999...............................................................     6

                  Notes to Financial Statements..........................................................      7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations........................................................      9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings...........................................................................    17

     Item 2.  Changes in Securities.......................................................................    18

     Item 3.  Defaults Upon Senior Securities.............................................................    18

     Item 4.  Submission of Matters to a Vote of Security Holders.........................................    18

     Item 5.  Other Information...........................................................................    19

     Item 6.  Exhibits and Reports on Form 8-K............................................................    19

SIGNATURES ...............................................................................................    19

EXHIBIT INDEX.............................................................................................    20

EXHIBITS..................................................................................................    21

                                 HELISYS, INC.
                                BALANCE SHEETS

                                                        July 31, 1998    January 31, 1999
                                                        -------------    ----------------
                                                          (audited)          (unaudited)
ASSETS
Current assets:
     Cash and cash equivalents .......................   $   45,766      $    327,099
     Accounts receivable, net of allowance for
       doubtful accounts of $140,840 as of
       July 31, 1998, and $166,840 as of
       January 31, 1999 ..............................    1,414,254           872,060
     Inventories .....................................    1,417,379           802,824
     Prepaid expenses ................................       62,426           170,707
     Other current assets ............................       17,950                 -
                                                         ----------------------------
       Total current assets...........................    2,957,775         2,172,690
                                                         ----------------------------

Property, plant and equipment:
     Office furniture and equipment ..................      583,308           583,308
     Machinery and equipment..........................      669,270           669,270
                                                         ----------------------------
                                                          1,252,578         1,252,578
     Less - Accumulated depreciation..................      791,412           905,404
                                                         ----------------------------
     Property, plant and equipment, net...............      461,166           347,174
                                                         ----------------------------

Other assets..........................................       27,365            27,365
                                                         ----------------------------
Total.................................................   $3,446,306      $  2,547,229
                                                         ============================

               See accompanying notes to financial statements.

                                 HELISYS, INC.
                                BALANCE SHEETS

                                                                 July 31, 1998       January 31, 1999
                                                                 -------------       ----------------
                                                                   (audited)           (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable............................................ $ 1,136,992         $   768,422
    Accrued liabilities.........................................     659,956             549,335
    Customer deposits...........................................      43,722               3,573
    Deferred maintenance revenues ..............................     565,545             537,207
    Line of credit..............................................     369,552             330,552
    Note payable................................................     100,000                   -
                                                                 -------------------------------
       Total current liabilities................................   2,875,767           2,189,089
                                                                 -------------------------------

Stockholders' equity:
    Preferred stock, $.001 par value
       5,000,000 shares authorized, 144,000 issued
       and outstanding .........................................          80                 144
    Common stock, $.001 par value
       Authorized 20,000,000 shares
       Issued and outstanding 4,042,760 and 4,542,760 shares
       as of July 31, 1998, and January 31, 1999, respectively..       4,043               4,543
    Additional paid-in capital .................................   6,646,990           7,085,426
    Accumulated deficit ........................................  (6,080,574)         (6,731,973)
                                                                 -------------------------------
       Total stockholders' equity ..............................     570,539             358,140
                                                                 -------------------------------

Total .......................................................... $ 3,446,306         $ 2,547,229
                                                                 ===============================

               See accompanying notes to financial statements.

                                 HELISYS, INC.
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                    For the                           For the
                                                                    -------                           -------
                                                               Three Months Ended                 Six Months Ended
                                                               ------------------                 ----------------
                                                                   January 31,                       January 31,
                                                                   -----------                       -----------
                                                               1998          1999                1998           1999
                                                               ----          ----                ----           ----
Net sales ............................................   $ 2,030,167    $ 2,161,633           $ 4,543,918    $ 4,157,776

Cost of sales ........................................     1,545,613      1,342,997             3,366,385      2,744,667
                                                         ---------------------------          ---------------------------
     Gross profit ....................................       484,554        818,636             1,177,533      1,413,109
                                                         ---------------------------          ---------------------------

Operating expenses:
     Selling, general and administrative .............     1,001,418        770,129             2,130,686      1,692,505
     Research and development ........................       318,365        167,604               891,157        337,491
                                                         ---------------------------          ---------------------------
                                                           1,319,783        937,733             3,021,843      2,029,996
                                                         ---------------------------          ---------------------------
         Loss from operations ........................      (835,229)      (119,097)           (1,844,310)      (616,887)
                                                         ---------------------------          ---------------------------

Other income (expense):
     Interest and other income .......................           329            237                45,450         46,354
     Interest and other expense ......................      (113,933)       (34,465)             (179,285)       (80,866)
                                                         ---------------------------          ---------------------------

         Net loss ....................................   $  (948,833)   $  (153,325)          $(1,978,145)   $  (651,399)
                                                         ===========================          ===========================

         Net loss per share ..........................         (0.24)         (0.04)                (0.49)         (0.16)


         Weighted average number of common outstanding
             basic and diluted .......................     4,026,075      4,132,688             4,027,696      4,087,724
                                                         ===========================          ===========================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                      For the
                                                                                      -------
                                                                                 Six Months Ended
                                                                                 ----------------
                                                                                    January 31,
                                                                                 1998          1999
                                                                                 ----          ----
Cash flows from operating activities:
Net loss...............................................................    ($ 1,978,145)   $  (651,399)
Adjustments to reconcile net loss to
  net cash used in operating activities:
    Depreciation.......................................................         194,201        113,992
    Amortization of credit facility commitment fee paid with warrants..          39,600              -
    Amortization of deferred compensation..............................           5,048              -
    Net book value of equipment sold to customers......................          72,548              -
    Changes in operating assets and liabilities:
      Accounts receivable..............................................         329,396        542,194
      Inventories......................................................         (89,763)       614,555
      Income taxes receivable..........................................           9,961              -
      Prepaid expenses.................................................         (20,056)      (108,281)
      Other current assets.............................................               -         17,950
      Other assets.....................................................             382              -
      Accounts payable.................................................         369,415       (368,570)
      Accrued liabilities..............................................        (287,092)      (110,621)
      Customer deposits................................................          15,054        (40,149)
      Deferred maintenance revenues....................................        (250,652)       (28,338)
      Deferred gross profits...........................................        (109,716)             -
                                                                          --------------------------------
        Net cash used in operating activities..........................      (1,699,819)       (18,667)
                                                                          --------------------------------

Cash flows from financing activities:
      Payments on long term debt and capital lease obligations.........         (21,320)       (39,000)
        Proceeds from issuance of preferred ($400,000) and restricted
        ($39,000) stock ...............................................         500,000        439,000
        Net borrowings on bank credit line ............................       1,000,000              -
        Proceeds from issuance of note payable ........................               -       (100,000)
                                                                          --------------------------------

        Net cash provided by financing activities......................       1,478,680        300,000
                                                                          --------------------------------
Net increase (decrease) in cash........................................        (221,139)       281,333
Cash, beginning of period..............................................         626,976         45,766
                                                                          --------------------------------

Cash an cash equivlanets, end of period................................     $   405,837    $   327,099
                                                                          ================================
Supplemental disclosures of cash flow information:
      Cash paid during the period for interest.........................     $   108,614    $    28,466
                                                                          ================================
Supplemental disclosure of non-cash financing and investing activities:
      Issuance of shares under employee purchase plan..................     $     5,396              -
                                                                          ================================
      Warrants issued as commitment fee to secure credit facilities....     $   132,000              -
                                                                          ================================
      Inventory transfers to property, plant and equipment.............     $    67,422              -
                                                                          ================================
      Sale of 500,000 shares of restricted stock in exchange for a
          note receivable..............................................               -    $    39,000
                                                                          ================================

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1) BASIS OF PRESENTATION

      The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and the six month periods ending January 31, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

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

      The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996, 1997, 1998 and for the six months ended January 31, 1999 the company reported a net loss of $886,695, $3,031,671, $3,635,132 and $651,399 and negative cash flow from operations of $2,438,241, $1,826,864, $1,926,875 and $18,667, respectively.
These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to overcome these conditions include continuing cost cutting programs implemented in 1997 and 1998, which included the sale and subsequent lease-back of its corporate facilities (consummated in July 1998) and raising additional debt and equity capital to fund operations.

      In November 1997, to cure the covenant defaults with its Bank, the Company amended its existing Primary Facility (from $1,500,000 to $500,000) and obtained an additional line of credit facility for $500,000 (the "Secondary Facility") with the Bank. These facilities provided for maximum aggregate borrowings of $1,000,000 and were guaranteed, in part, by an investment banker. The Primary Facility was repaid in July 1998 upon the sale of the Company's building.

      In connection with the amendment to the credit facilities, the investment banker agreed to guarantee up to $500,000 of the line of credit facility with the bank in exchange for a five year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. Additional consideration of 10,000 five year warrants to purchase the Company's common stock at $1.75 per share will be granted to the investment banker for each $100,000 that the

Company borrows under the secondary line of credit facility up to the $500,000 guaranteed. As of January 31, 1999, the Company is obligated to issue 50,000 warrants in conjunction with the borrowing of $500,000 against the line of credit facility.

      At January 31, 1999 the Company's borrowings under the Secondary Facility with the Bank, bearing interest at prime plus three percent (new rate effective January 19, 1999) amounted to $330,552.

      The Secondary Facility is collateralized by substantially all assets of the Company. Under the Facility the Company is subject to certain financial covenants. The major financial covenants include requirements for maintaining defined levels of tangible net worth and working capital, as well as various ratios, including the current ratio and the senior liabilities to tangible net worth ratio.

      The Company did not comply with certain financial covenants at January 31, 1999, and accordingly, is subject to a forbearance agreement with its bank for periods up to and including April 15, 1999.

      Monthly payments of $6,500 ($7,500 effective February 1, 1999) plus interest, commenced effective August 1, 1998. All amounts outstanding under the credit facility are classified as current at January 31, 1999.

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


(2) EARNINGS (LOSS) PER COMMON SHARE
------------------------------------

      Earnings per share is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plan, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending January 31, 1998 and 1999.

      In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual financial statements for fiscal years ending after December 31, 1997. SFAS requires the Company to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements, primary earnings per share was replaced by basic earnings per share from which the dilutive effect of stock options is excluded. There was no impact of adopting Statement No. 128 for the periods ended January 31, 1998 and 1999 due to the anti-dilutive effect of common stock equivalents during these periods.

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

      The future growth of the Company is dependent upon market acceptance of its latest-generation rapid prototyping systems, as well as continued sales of materials and services. During fiscal year ended July 31,1997 the Company began to implement cost-cutting programs in an effort to return to profitability. Further staff reductions took place in August 1997 as the number of employees was reduced by approximately 10 percent, in March of 1998 as the number of employees was reduced again by approximately 24%, and again in September/October of 1998 as the number of employees was reduced by approximately 10%. The Company began commercial shipment of its latest-generation rapid prototyping systems, the LOM-2030H, in October of 1996. In addition, the Company commenced shipment of its latest generation LOM-1015 Plus and new plastic material in March of 1997 and new composite material in November of 1997. There can be no assurance that the sales revenue generated by the LOM-2030H or LOM 1015 Plus and existing products and services will be commensurate with current and future levels of the Company's operating expenses.

      The Company has experienced significant losses from operations in the three most recent fiscal years and anticipates experiencing further losses in fiscal 1999. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. The Company used cash of approximately $19,000 in operations during the six months ended January 31, 1999, which was a significant improvement over the six months ended January 31, 1998 when $1,700,000 in cash was used for operations. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels.

      The Company sold 80,000 shares of the Company's Convertible Series A preferred stock, $.001 par value ("Preferred Stock"), to an investment banker for $500,000 in November 1997 and 64,000 shares of the Company's Preferred Stock to investors for $400,000 in September 1998. Purchasers of the Preferred Stock in the September 1998 transaction also received warrants to purchase 800,000 shares of the Company's Common Stock at a purchase price of $0.35 per share. Pursuant to this transaction, each share of the Preferred Stock issued (including the 80,000 shares of Series A Preferred Stock issued to the investment banker in November 1997) is convertible into 25 shares of the Company's Common Stock. Each holder of Preferred Stock is entitled to a number of votes equal to five times the number of shares of Common Stock into which each share of the Preferred Stock is convertible. The number of votes that the holders of the Preferred Stock are entitled decreases as the share price of the Company's Common Stock increases. The documents evidencing this transaction, including the Certificate which details the voting rights of the holders of the Preferred Stock, are attached to the Schedule 13D filed by Telantis Venture Partners V, Inc. and Robert F. Myerson on September 24, 1998. This transaction was disclosed on Form 8-K filed October 9, 1998, which is incorporated by reference herein. In addition, 500,000 shares of restricted common stock were sold to the Company's president in December 1998 in exchange for a $39,000 note. If the Company is unable to generate sufficient sales or to reduce expenses to match its sales levels, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain such financing on terms acceptable to the Company.

RESULTS OF OPERATIONS

      Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months and the six months ended January 31, 1999 were approximately $2,162,000 and $4,158,000, respectively, which was an increase (decrease) of approximately $132,000 (6.5%) and ($386,000) (8.5%), respectively, from the three and six month periods ended January 31, 1998.

      For the six month period ending January 31, 1999, as compared to the same period ending January 31, 1998, the net sales changes were almost entirely a result of the decrease in the sales of materials and services. For the six months ended January 31, 1999, sales of materials and services amounted to $1,509,272 as compared to $1,899,357 for the six months ended January 31, 1998. Regarding sales changes relating to the number of LOM systems shipped for the three months ended January 31, 1999, a total of 15 LOM systems were shipped as compared to a total of 13 LOM systems shipped for the three months ended January 31, 1998. For the six months ended January 31, 1999, a total of 24 LOM systems were shipped as compared to a total of 28 LOM systems shipped for the six months ended January 31, 1998. Six months LOM systems revenues for the periods ending January 31, 1999 and January 31, 1998 were approximately $2,645,000 for each period. Net changes in average selling prices and product mix differences balanced out the differences in total units shipped.


Product Mix Percentages:
-----------------------
                                                   Six Months Ended
                                          -----------------------------------
                                          January 31, 1998   January 31, 1999
                                          ----------------   ----------------
     LOM Systems                                58.2%              63.7%
     Materials and Service                      41.8%              36.3%


LOM System Units Sold During the
--------------------------------
Periods Indicated:
-----------------
                                          LOM 1015s          LOM 2030s
                                          ---------          ---------

Three Months ended January 31, 1998            5                  8
Three Months ended January 31, 1999           10                  5
Six Months ended January 31, 1998             11                 17
Six Months ended January 31, 1999             14                 10


As of January 31, 1998 and 1999, the Company had deferred revenue in the amount of approximately $154,000 and $-0-, respectively, relating to shipment of LOM systems subject to agreements providing the customer the right to exchange such systems for an upgraded version.

      Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended January 31, 1999 was approximately $819,000, an increase of approximately $334,000, or 69%, compared to the gross profit of approximately $485,000 for the three months ended January 31, 1998. Gross profit as a percentage of sales increased to 38% for the three months ended January 31, 1999 as compared to 24% for the three months ended January 31, 1998. Gross profit for the six months ended January 31, 1999 was approximately $1,413,000, an increase of approximately $236,000, or 20%, compared to the gross profit of approximately $1,178,000 for the six months ended January 31, 1998. Gross profit as a percentage of sales increased to 34% for the six months ended January 31, 1999 as compared to 26% for the six months ended January 31, 1998.

     Increased margins, both in the sales of LOM systems and in the sales of materials, paper sales and services, were the main contributors to the increase in gross profit for the reportable periods as compared to the same periods for the last fiscal year. Net positive effects of price increases announced in May of 1998 were factors in margin increases, as were reduced manufacturing costs. Additionally, price concessions given to close sales in the period ended January 31, 1998 exceeded those given during the period ended January 31, 1999.

     Selling, Marketing, General and Administrative Expense. Selling, marketing, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, marketing, general and administrative expense for the three months ended January 31, 1999 was approximately $770,000, a decrease of approximately $231,000, or 23%, compared to approximately $1,001,000 for the three months ended January 31, 1998. Selling, marketing, general and administrative expense for the six months ended January 31, 1999 was approximately $1,693,000, a decrease of approximately $438,000, or 21%, compared to approximately $2,131,000 for the six months ended January 31, 1998. Significant reductions in the sales functional area took place in September and October 1998 with the elimination of the domestic field sales staff. In addition, expenses related to participation in certain industry trade shows were curtailed. A new sales staff is presently being hired and a new Vice President of Sales and a Marketing Director have been added. The Company intends to make a substantial investment in marketing over the next six months, the results of which are expected to be seen in the fourth quarter of 1999 and throughout the subsequent year.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Research and development expense for the three months ended January 31, 1999 was approximately $168,000, a decrease of approximately $151,000, or 47%, compared to approximately $318,000 for the three months ended January 31, 1998. Research and development expense for the six months ended January 31, 1999 was approximately $337,000, a decrease of approximately $554,000, or 62%, compared to approximately $891,000 for the six months ended January 31, 1998. The decreases in research and development expenses were primarily attributable to engineering staff and related expense level reductions associated with the overall staff reductions made in August 1997 and March 1998.

     Loss from Operations. Loss from operations for the three months ended January 31, 1999 was approximately $153,000, compared to a loss of approximately $949,000 for the three months ended January 31, 1998. Loss from operations for the six months ended January 31, 1999 was approximately $651,000, as compared to the loss from operations for the six months ended January 31, 1998 of approximately $1,978,000.

     Other Expense. Other expense for the three months ended January 31, 1999 was approximately $34,000 as compared to approximately $114,000 for the three months ended January 31, 1998. Other expense for the six months ended January 31, 1999 was approximately $81,000, as compared to approximately $179,000 for the six months ended January 31, 1998.

     Benefit for Income Tax. There was no tax provision or benefit from income taxes recorded for the periods presented. No benefit was provided due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $19,000 in operations during the six months ended January 31, 1999, and used cash from operating activities of approximately $1,700,000 for the six months ended January 31, 1998. These operating cash flow changes are consistent with the operating losses incurred by the Company, as well as changes in sales along with changes in accounts receivable, inventories and accounts payable. Cash and cash equivalents increased from approximately $46,000 at July 31, 1998 to approximately $327,000 at January 31, 1999 due, in part, to changes in collection procedures which incorporated letter of credit payments, 20% down payments, and balances due, in some cases, prior to shipment. In addition, inventories have been reduced significantly (balance was approximately $1,417,000 at July 31, 1998 as compared to approximately $803,000 at January 31, 1999) due to a combination of unit sales and the curtailment of manufacturing in anticipation of projected backlogs.

     Working capital was approximately $82,000 at July 31, 1998, compared to approximately $16,000 at January 31, 1999. This decrease was primarily due to the increased net loss experienced during the six months ended January 31, 1999.

     No cash was used in investing activities (which includes purchases of property, plant and equipment) during the six months ended January 31, 1999 and January 31, 1998. The Company anticipates that its capital expenditures for the fiscal year ending July 31, 1999 will be minimal, if anything at all.

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

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128 "Earnings Per Share." The statement was effective for interim periods and fiscal years ending after December 15, 1997. The implementation of this statement by the Company did not have a material effect on the Company's financial statements.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

     Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and during the six months ended January 31, 1999 and anticipates experiencing further losses in fiscal 1999. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems, materials and service. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace.

     The Company used cash of approximately $1,926,000 in operations in fiscal 1998 and $19,000 during the six months ended January 31, 1999. While the Company expects sales of its existing products and latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In addition, the Company is obligated to pay $330,552 under its existing line of credit with Comerica Bank. If the Company is unable to generate sufficient sales or to reduces expenses to enable it to repay such amount, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain financing on terms acceptable to the Company.

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

     Dependency on Proprietary Technology. The Company's ability to compete in the market for rapid prototyping products is dependent significantly on its ability to protects its proprietary technology. The Company seeks to protect its proprietary technology through a combination of patents, copyrights, trade secrets, proprietary know how, confidentiality agreements and ongoing development of new products, features and designs. Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and the prospects of the Company. An invalidation of the patent claims relating to the Company's LOM process would not, however, affect the other claims in the United States patents relating to the LOM systems. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do laws of the United States. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how.

YEAR 2000 ISSUE

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. This problem is commonly known as the "Year 2000" or "Y2K" problem and results from the use of two digits rather than four digits to identify a year in the date field in many computer software and hardware systems. As a result, certain date-sensitive software does not recognize "00" as 2000, and may produce errors in information or systems failures. The Company relies on its internal computer systems in financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunication equipment. The Company is currently in the process of conducting a comprehensive review of its internal systems and, at the present time, does not believe that the Year 2000 problem will pose significant operational problems for the Company. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, are not material to the Company's business, its financial condition or results of operations. However, the Company cannot be sure that it has fully identified the impact of the Year 2000 problem on the Company's internal systems and has not concluded that it can resolve all of the issues that may arise in connection with the Year 2000 problem without disruption of its business or without incurring significant expense. At a minimum, the Company estimates that the software necessary to resolve certain Year 2000 problems associated with the Company's internal systems will cost at least between $40,000 and $75,000.

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     The Company is, from time to time, involved in routine litigation. In the opinion of management, no such routine litigation in which the Company is presently involved is material to its financial position, results of operations, or liquidity.

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         NONE.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     On January 29, 1999, the Company held its Annual Meeting of Stockholders. At the Annual Meeting, the following matters were considered and voted upon:

         (1) The election of four (4) directors to serve until the next Annual Meeting or until their successors are elected and duly qualified (Proposal 1); and

         (2) The approval of an amendment to the Company's 1999 Stock Incentive Plan to increase the authorized number of shares of Common Stock issuable thereunder from 900,000 to 1,500,000 (Proposal 2).

     The directors elected at the meeting, who compose all of the directors of the Company, were Michael Feygin, Gary Moskovitz, Robert D. Crangle and Gregory
J. Chambers. The votes cast for the election of Michael Feygin, Robert Crangle and Gregory J. Chambers were

1,347,697, with 55,850 votes abstaining and -0- votes against. The votes cast for the election of Gary Moskovitz as a director of the Company were 1,344,597, with 58,950 votes abstaining and -0- votes against.

     The votes cast for the approval of Proposal 2 (amendment to the Company's 1995 Stock Incentive Plan) were 250,505, with 67,600 votes against the approval, 2,000 votes abstaining and 1,083,442 broker non-votes.

ITEM 5.  OTHER INFORMATION.

         NONE.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (A) EXHIBITS

         See Exhibit Index on Page 20.

         (B) REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K for the quarter ended January 31, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELISYS, INC.



Date: March 12, 1999             By:  /s/ Gary S. Moskovitz
                                    ---------------------------------------
                                    Gary S. Moskovitz
                                    President and Chief Executive Officer

                                 EXHIBIT INDEX


Exhibit                                                                   Page
Number    Description                                                    Number
------    -----------                                                    ------

27.1      Financial Data Schedule                                          21