Form 10QSB
period 1999-04-30
HELISYS INC
filed 1999-06-21
CIK 1003641

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington D.C. 20549
                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED APRIL 30, 1999.

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

                                 YES   X    NO _____
                                     -----

State the number of shares outstanding of each of the issuer's classes of common equity as of the latest practicable date.


              Class                        Outstanding at April 30, 1999
              -----                        -----------------------------

    Common Stock, $.001 par value                    4,543,760
                                                     ---------

                              Page 1 of __ Pages
                           Exhibit Index on Page __

                                 HELISYS, INC.
                             INDEX TO FORM 10-QSB


Part I. Financial Information

     Item 1. Financial Statements
               Balance Sheets as of July 31, 1998 (audited)
               and April 30, 1999 (unaudited)...................................................     3

               Statements of Operations (unaudited) for the three months
               and the nine months ended April 30, 1998 and 1999................................     5

               Statements of Cash Flows (unaudited) for the nine months ended
               April 30, 1998 and 1999..........................................................     6

               Notes to Financial Statements....................................................     7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations................................................     9

Part II. Other Information

     Item 1. Legal Proceedings..................................................................    17

     Item 2. Changes in Securities..............................................................    18

     Item 3. Defaults Upon Senior Securities....................................................    18

     Item 4. Submission of Matters to a Vote of Security Holders................................    18

     Item 5. Other Information..................................................................    19

     Item 6. Exhibits and Reports on Form 8-K...................................................    19

Signatures......................................................................................    19

Exhibit Index...................................................................................    20

Exhibits........................................................................................    21

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                   July 31, 1998         April 30, 1999
                                                                   -------------         --------------
                                                                      (audited)           (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents................................            $   45,766             $  114,003
  Accounts receivable, net of allowance for
   doubtful accounts of  $140,840 as of
   July 31, 1998, and $147,574 as of
   April 30, 1999..........................................             1,414,254                286,042
  Inventories..............................................             1,417,379              1,040,396
  Prepaid expenses.........................................                62,426                192,854
  Other current assets.....................................                17,950                      -
                                                                      ----------------------------------
   Total current assets....................................             2,957,775              1,633,295
                                                                      ----------------------------------

Property, plant and equipment:
  Office furniture and equipment...........................               583,308                583,308
  Machinery and equipment..................................               669,270                678,525
                                                                      ----------------------------------
                                                                        1,252,578              1,261,833
  Less - Accumulated depreciation..........................               791,412                962,302
                                                                      ----------------------------------
  Property, plant and equipment, net.......................               461,166                299,531
                                                                      ----------------------------------

Other assets...............................................                27,365                 27,365
                                                                      ----------------------------------
Total                                                                  $3,446,306             $1,960,191
                                                                      ==================================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                                 BALANCE SHEETS

                                                                    July 31, 1998        April 30, 1999
                                                                    -------------        --------------
                                                                      (audited)            (unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable..............................................      $ 1,136,992            $ 1,291,495
  Accrued liabilities...........................................          659,956                596,799
  Customer deposits.............................................           43,722                120,467
  Deferred maintenance revenues.................................          565,545                500,819
  Line of credit................................................          369,552                308,052
  Note payable..................................................          100,000                      -
                                                                      ----------------------------------
    Total current liabilities...................................        2,875,767              2,817,632
                                                                      ----------------------------------

Stockholders' equity:
  Preferred stock, $.001 par value
    5,000,000 shares authorized, 144,000 issued
    and outstanding.............................................               80                    144
  Common stock, $.001 par value
  Authorized 20,000,000 shares..................................
  Issued and outstanding 4,042,760 and 4,543,760 shares as
  of July 31, 1998, and April 30, 1999, respectively............            4,043                  4,543
  Additional paid-in capital....................................        6,646,990              7,085,426
  Accumulated deficit...........................................       (6,080,574)            (7,947,554)
                                                                      ----------------------------------
    Total stockholders' equity..................................          570,539               (857,441)
                                                                      ----------------------------------

Total                                                                 $ 3,446,306            $ 1,960,191
                                                                      ==================================

                 See accompanying notes to financial statements.

                                 HELISYS, INC.
                            STATEMENTS OF OPERATIONS
                                  (unaudited)

                                                                    For the                                 For the
                                                                    -------                                 -------
                                                                 Three Months Ended                    Nine Months Ended
                                                                 ------------------                    -----------------
                                                                      April 30,                             April 30,
                                                                      --------                              --------
                                                                 1998            1999                     1998         1999
                                                                 ----            ----                     ----         ----
Net sales..............................................      $2,074,564        $   898,585           $ 6,618,482      $ 5,056,360

Cost of sales..........................................       1,531,285            842,831             4,897,670        3,587,497
                                                             -----------------------------           ----------------------------
  Gross profit.........................................         543,279             55,754             1,720,812        1,468,863
                                                             -----------------------------           ----------------------------

Operating expenses:
  Selling, marketing, general and administrative.......       1,026,778          1,062,707             3,157,464        2,755,213
  Research and development.............................         309,354            191,783             1,200,511          529,274
                                                             -----------------------------           ----------------------------
                                                              1,336,132          1,254,490             4,357,975        3,284,487
                                                             -----------------------------           ----------------------------
     Loss from operations..............................        (792,853)        (1,198,736)           (2,637,163)      (1,815,624)
                                                             -----------------------------           ----------------------------

Other income (expense):
  Interest and other income............................           1,565                444                47,015           46,798
  Interest and other expense...........................        (151,245)           (17,289)             (330,530)         (98,154)
                                                             -----------------------------           ----------------------------

     Net loss..........................................      $ (942,533)       $(1,215,581)          $(2,920,678)     $(1,866,980)
                                                             =============================           ============================

     Net loss per share................................           (0.23)             (0.27)                (0.72)           (0.44)

     Weighted average number of common outstanding
      basic and diluted                                       4,039,762          4,543,760             4,031,629        4,265,315
                                                             =============================           ============================

                See accompanying notes to financial statements.

                                 HELISYS, INC.
                           STATEMENTS OF CASH FLOWS
                                  (unaudited)

                                                                                              For the
                                                                                              -------
                                                                                          Nine Months Ended
                                                                                          -----------------
                                                                                              April 30,
                                                                                              --------
                                                                                      1998                 1999
                                                                                      ----                 ----
Cash flows from operating activities:
Net loss..................................................................        ($2,920,678)        $(1,866,980)
Adjustments to reconcile net loss to
 net cash used in operating activities:
     Depreciation.........................................................            276,052             170,890
     Amortization of credit facility commitment fee paid with warrants                 99,200                   -
     Amortization of deferred compensation................................              7,571                   -
     Net book value of equipment sold to customers........................             72,548                   -
     Changes in operating assets and liabilities:
      Accounts receivable.................................................            620,921           1,128,212
      Inventories.........................................................            540,278             376,983
      Income taxes receivable.............................................            578,537                   -
      Prepaid expenses....................................................              6,770            (130,428)
      Other current assets................................................                  -              17,950
      Other assets........................................................                382                   -
      Accounts payable....................................................           (158,385)            154,503
      Accrued liabilities.................................................            (83,016)            (63,157)
      Customer deposits...................................................             18,302              76,745
      Deferred maintenance revenues.......................................           (280,944)            (64,726)
      Deferred gross profits..............................................           (263,860)                  -
                                                                                ---------------------------------
        Net cash used in operating activities.............................         (1,486,322)           (200,008)
                                                                                ---------------------------------

Cash flows from investing activities -
      Purchases of property, plant and equipment                                      (31,232)             (9,255)
                                                                                ---------------------------------

Cash flows from financing activities:
      Payments on long term debt and capital lease obligations............            (32,745)                  -
      Proceeds from issuance of preferred stock and restricted
      stock...............................................................            500,000             439,000
        Net borrowings on bank credit line................................            838,448             (61,500)
        Proceeds from issuance of note payable............................                  -            (100,000)
                                                                                ---------------------------------

          Net cash provided by financing activities.......................          1,305,703             277,500
                                                                                ---------------------------------
Net increase (decrease) in cash...........................................           (211,851)             68,237
Cash, beginning of period.................................................            626,976              45,766
                                                                                ---------------------------------

Cash and cash equivalents, end of period..................................       $    415,125         $   114,003
                                                                                =================================
Supplemental disclosures of cash flow information:
        Cash paid during the period for interest..........................       $    191,111         $    37,598
                                                                                =================================
Supplemental disclosure of non-cash financing and investing activities:
        Issuance of shares under employee purchase plan...................       $      5,396                   -
                                                                                =================================
        Warrants issued as commitment fee to secure credit facilities.           $    171,000                   -
                                                                                =================================
        Inventory transfers to property, plant and equipment..............       $     67,422                   -
                                                                                =================================
        Sale of 500,000 shares of restricted stock in exchange for a
            note receivable...............................................                  -         $    39,000
                                                                                =================================

                See accompanying notes to financial statements.

                                 HELISYS, INC.

                         NOTES TO FINANCIAL STATEMENTS

(1)  BASIS OF PRESENTATION

     The unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB. The accompanying financial statements include all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results for the interim periods presented. Operating results for the three and the nine month periods ending April 30, 1999 are not necessarily indicative of the results that may be expected for the year ending July 31, 1999. Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation.

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

     The accompanying financial statements have been prepared assuming the Company will continue as a going concern. For the years ended July 31, 1996, 1997, 1998 and for the nine months ended April 30, 1999 the Company reported a net loss of $886,695, $3,031,671, $3,635,132 and $1,866,980 and negative cash flow from operations of $2,438,241, $1,826,864, $1,926,875 and $200,008,
respectively. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan to overcome these conditions include continuing cost cutting programs implemented in 1997 and 1998, which included the sale and subsequent lease-back of one-half of its corporate facilities (consummated in July 1998) and raising additional debt and equity capital to fund operations.

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

     In connection with the amendment to the credit facilities, the investment banker agreed to guarantee up to $500,000 of the line of credit facility with the bank in exchange for a five year warrant to purchase 100,000 shares of the Company's common stock at an exercise price of $1.75 per share (which exercise price is subject to adjustment), plus $10,000 in cash. Additional consideration of 10,000 five year warrants to purchase the Company's common stock at $1.75 per share will be granted to the investment banker for each $100,000 that the

Company borrows under the secondary line of credit facility up to the $500,000 guaranteed. As of April 30, 1999, the Company is obligated to issue 50,000 warrants in conjunction with the borrowing of $500,000 against the line of credit facility.

     At April 30, 1999 the Company's borrowings under the Secondary Facility with the Bank, bearing interest at prime plus three percent (new rate effective January 19, 1999) amounted to $308,052.

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

     The Company did not comply with certain financial covenants at April 30, 1999, and accordingly, is subject to a forbearance agreement with its bank for periods up to and including July 15, 1999.

     Monthly payments of $6,500 ($7,500 effective February 1, 1999) plus interest, commenced effective August 1, 1998. All amounts outstanding under the credit facility are classified as current at April 30, 1999.

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


(2) EARNINGS (LOSS) PER COMMON SHARE
------------------------------------

     Earnings per share is computed using the weighted average number of shares outstanding and dilutive stock equivalents from the Company's stock option plan, calculated using the treasury stock method. Such common stock equivalents are excluded from the loss per share calculation as their effect is anti-dilutive for the periods ending April 30, 1998 and 1999.

     In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share," which is required to be adopted for interim and annual financial statements for fiscal years ending after December 31, 1997. SFAS requires the Company to change the method currently used to compute earnings per share and to restate all prior periods. Under the requirements, primary earnings per share was replaced by basic earnings per share from which the dilutive effect of stock options is excluded. There was no impact of adopting Statement No. 128 for the periods ended April 30, 1998 and 1999 due to the anti-dilutive effect of common stock equivalents during these periods.

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

     The Company has experienced significant losses from operations in the three most recent fiscal years and anticipates experiencing further losses in fiscal 1999. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems. Moreover, there can be no assurance that even if the Company generates anticipated product and materials/services sales, the Company will not continue to incur losses from operations. The likelihood of the long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace. The Company used cash of approximately $200,000 in operations during the nine months ended April 30, 1999, which was a significant improvement over the nine months ended April 30, 1998 when approximately $1,500,000 in cash was used for operations. While the Company expects sales of its existing products and its latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels.

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

RESULTS OF OPERATIONS

     Net Sales. The Company's gross sales include sales of LOM systems, materials used in the LOM process, and services, which consist primarily of contracts for the repair and maintenance of installed LOM systems. Net sales consist of gross sales less the amount of discounts, returns and allowances, plus any income in excess of costs incurred on research and development grants. Net sales for the three months ended April 30, 1999 and 1998 were approximately $899,000 and $2,075,000, respectively, a decrease of approximately $1,176,000 or 57%. The reduction in net sales for the three months ended April 30,1999, compared to the same period in the prior year, resulted from reduced sales volume in all product lines. The primary factor was the decreased unit sales of LOM systems, a total of 2 units in the current period compared to 11 in the same period last year, and the corresponding reduction in initial supply packages and continuous sales of supplies associated with new system sales. Also, contributing to reduced materials revenue was aggressive paper pricing by the materials market competitor.

     Net sales for the nine months ended April 30, 1999 and 1998 were approximately $5,056,000 and $6,618,000, respectively, which was a decrease of approximately $1,562,000, or 24%. The decrease in net sales for the nine-month period ending April 30, 1999, compared to the same period last year, was due to reduced LOM system sales, 26 units in the current year compared to 39 units in the prior year. The decrease in net sales was also the effect of, although to a lesser extent, reduced service revenue from warranty non-renewals and decreased warranty sales from reduced LOM system sales in prior years.

     For the nine months ended April 30, 1999, sales of materials and services amounted to approximately $2,069,000 as compared to $2,544,000 for the nine months ended April 30, 1998. Nine months LOM systems revenues for the periods ending April 30, 1999 and April 30, 1998 were approximately $ 2,987,000 and $4,074,000, respectively.


Product Mix Percentages:
------------------------
                                                     Nine Months Ended
                                              -------------------------------
                                              April 30, 1998   April 30, 1999
                                              --------------   --------------
     LOM Systems                                    61.6%            59.1%
     Materials and Service                          38.4%            40.9%

LOM System Units Sold During the
--------------------------------
Periods Indicated:
------------------
                                              LOM 1015Plus's    LOM 2030H's
                                              --------------    -----------

Three Months ended April 30, 1998                     7               4
Three Months ended April 30, 1999                     1               1
Nine Months ended April 30, 1998                     18              21
Nine Months ended April 30, 1999                     15              11


     Gross Profit. Cost of sales consists primarily of the costs of labor, raw materials and overhead used in the production of the Company's rapid prototyping systems. Gross profit for the three months ended April 30, 1999 was approximately $56,000, a decrease of approximately $488,000, or 90%, compared to gross profit of approximately $543,000 for the three months ended April 30, 1998. Gross profit as a percentage of net sales decreased to 6.2% for the three months ended April 30, 1999, compared to 26.2% for the three months ended April 30, 1998. The reduction in gross profit for the three months ended April 30, 1999, compared to the three months ended April 30, 1998, was the result of production inefficiencies caused by reduced LOM system demand, and unfavorable inventory adjustments to on-hand quantities resulting from cycle count procedures.

     Gross profit for the nine months ended April 30, 1999 was approximately $1,469,000, a decrease of approximately $252,000, or 15%, compared to gross profit of approximately $1,721,000 for the nine months ended April 30, 1998. Gross profit as a percentage of sales increased to 29% for the nine months ended April 30, 1999, compared to 26% for the nine months ended April 30, 1998. The increase in gross profit percent for the nine months ended April 30, 1999, compared to the same period ending April 30, 1998, was the results of increased margins resulting from selling price increases announced in May 1998, somewhat offset by production inefficiencies and unfavorable inventory adjustments realized during the three months ended April 30, 1999.

     Selling, Marketing, General and Administrative Expense. Selling, marketing, general and administrative expense consists primarily of commissions, sales and administrative salaries, office expenses and general overhead. Selling, marketing, and general and administrative expense for the three months ended April 30, 1999 was approximately $1,063,000, an increase of approximately $36,000, or 3%, compared to approximately $1,027,000 for the three months ended April 30, 1998. The increase in selling, marketing, and general administrative expenses for the three months ended April 30, 1999, compared to the prior year, was primarily due to the investment in new niche marketing initiatives in the domestic and international marketplace, and legal fees for international patent protection and review.

     Selling, marketing, general and administrative expense for the nine months ended April 30, 1999 was approximately $2,755,000, a decrease of approximately $402,000, or 13%, compared to approximately $3,157,000 for the nine months ended April 30, 1998. The significant decrease in selling, marketing, and general and administrative expenses for the nine months ended April 30, 1999, compared to the same period last year, was due to the elimination of the domestic sales staff in September and October 1998, and the curtailment of certain industry trade shows. The Company expects to continue its investment in marketing over the next six to nine months.

     Research and Development Expense. Research and development expense consists of engineering costs incurred in the development and enhancement of LOM systems and new materials research. Research and development expense also includes costs expended to secure government grants, which the Company uses to subsidize certain research activities. To the extent that grants are awarded to the Company, the costs incurred in performing the grant are offset by income received from the grant. Research and development expense for the three months ended April 30, 1999 was approximately $192,000, a decrease of approximately $118,000, or 38%, compared to approximately $309,000 for the three months ended April 30, 1998. Research and development expense for the nine months ended April 30, 1999 was approximately $529,000, a decrease of approximately $671,000, or 56%, compared to approximately $1,201,000 for the nine months ended April 30, 1998. The decreases in research and development expenses were primarily attributable to engineering staff and related expense level reductions associated with the overall staff reductions made in August 1997 and March 1998.

     Loss from Operations. Loss from operations for the three months ended April 30, 1999 was approximately $1,199,000, compared to a loss of approximately $793,000 for the three months ended April 30, 1998. Loss from operations for the nine months ended April 30, 1999 was approximately $1,816,000, as compared to the loss from operations for the nine months ended April 30, 1998 of approximately $2,637,000.

     Interest and Other Expense. Interest and other expense for the three months ended April 30, 1999 was approximately $17,000, compared to approximately $151,000 for the three months ended April 30, 1998. Interest and other expense for the nine months ended April 30, 1999 was approximately $98,000, compared to approximately $331,000 for the nine months ended April 30, 1998. The decrease in interest and other expense for the three and nine month periods ending April 30, 1999, compared to the same periods in the prior year, was due to reduced interest rates from declining debt and the complete amortization of costs incurred with the issuance of warrants in the nine months ended April 30, 1998.

     Benefit for Income Tax. There was no tax provision or benefit from income taxes recorded for the periods presented. No benefit was provided due to the limited remaining available loss carryback and the uncertainty of realizing loss carryforwards.

LIQUIDITY AND CAPITAL RESOURCES

     The Company used cash of approximately $200,000 in operations during the nine months ended April 30, 1999, and used cash from operating activities of approximately $1,486,000 for the nine months ended April 30, 1998. These operating cash flow changes are consistent with the operating losses incurred by the Company, as well as changes in sales along with changes in accounts receivable, inventories and accounts payable. Cash and cash equivalents increased from approximately $46,000 at July 31, 1998 to approximately $114,000 at April 30, 1999 due, in part, to changes in collection procedures which incorporated letter of credit payments, 20% down payments, and balances due, in some cases, prior to shipment. In addition, inventories have been reduced significantly (balance was approximately $1,417,000 at July 31, 1998, compared to approximately $1,040,000 at April 30, 1999) due to a combination of unit sales and the curtailment of manufacturing in anticipation of projected backlogs.

     The Company had negative working capital of approximately $1,184,000 at April 30, 1999. The decrease was due to the net loss of approximately $1,867,000 realized during the nine months ended April 30, 1999.

     The Company used cash of approximately $9,000 and $31,000 in investing activities (which includes purchases of property, plant and equipment) during the nine months ended April 30, 1999 and 1998, respectively.

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

CERTAIN FACTORS THAT MAY AFFECT THE COMPANY'S BUSINESS AND FUTURE RESULTS

     Operating Losses; Future Profitability and Liquidity Uncertain. The Company has experienced significant losses from operations in the most recent fiscal year and during the nine months ended April 30, 1999 and anticipates experiencing further losses in fiscal 1999. Although the Company anticipates achieving profitable operations in the future, there can be no assurance that profitable operations will ever be achieved. The Company's ability to achieve profitable operations in the future will depend in large part on achieving significant sales of its latest-generation LOM systems, materials and service. There can be no assurance that, even if the Company generates anticipated product and service sales, the Company will not continue to incur losses from operations. The likelihood of long-term success of the Company must be considered in light of the expenses, difficulties and delays frequently encountered in the development and commercialization of new products and competitive factors in the marketplace.

     The Company used cash of approximately $1,927,000 in operations in fiscal 1998 and $200,000 during the nine months ended April 30, 1999. While the Company expects sales of its existing products and latest-generation LOM systems to support current and future levels of research and development and other expenses, there can be no assurance that the Company will achieve such sales levels. In addition, the Company is obligated to pay $308,052 under its existing line of credit with Comerica Bank. If the Company is unable to generate sufficient sales or to reduce expenses to enable it to repay such amount, the Company will require additional debt or equity financing to continue operations. There can be no assurance that the Company will be able to obtain such financing or obtain financing on terms acceptable to the Company.

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

     In the first quarter of the fiscal year ending July 31, 1997, the Company commenced sales of the latest generation of LOM 2030 systems, which the Company believed adequately addressed certain performance problems associated with the first generation LOM systems and represented significant improvements in overall product performance and reliability. There can be no assurance, however, that the Company's latest generation LOM systems will not experience similar performance or reliability problems. In addition, the Company is unable to predict what effect the problems associated with its first generation LOM systems will have on the Company's efforts to market and sell its latest generation LOM systems. The immediate prospects for future growth are dependent on the market acceptance of its latest-generation rapid prototyping systems.

     Dependency on Proprietary Technology. The Company's ability to compete in the market for rapid prototyping products is dependent significantly on its ability to protect its proprietary technology. The Company seeks to protect its proprietary technology through a combination of patents, copyrights, trade secrets, proprietary know how, confidentiality agreements and ongoing development of new products, features and designs. Any finding that the patent claims with respect to the Company's LOM process are invalid could have a material adverse effect on the business and the prospects of the Company. An invalidation of the patent claims relating to the Company's LOM process would not, however, affect the other claims in the United States patents relating to the LOM systems. The laws of some foreign countries do not protect the Company's proprietary rights to the same extent as do laws of the United States. The Company could incur substantial costs in seeking enforcement of its proprietary rights against infringement or the unauthorized use of its proprietary technology by others or in defending itself against similar claims of others. Insofar as the Company relies on trade secrets and proprietary know-how to maintain its competitive position, there can be no assurance that others may not independently develop similar or superior technologies or gain access to the Company's trade secrets or know-how.

YEAR 2000 ISSUE

     The Company is currently in the process of addressing a potential problem that is facing all users of automated information systems. This problem is commonly known as the "Year 2000" or "Y2K" problem and results from the use of two digits rather than four digits to identify a year in the date field in many computer software and hardware systems. As a result, certain date-sensitive software does not recognize "00" as 2000, and may produce errors in information or systems failures. The Company relies on its internal computer systems in financial systems (such as general ledger, accounts payable, accounts receivable, inventory and order management), customer services, infrastructure and network and telecommunication equipment. The Company is currently in the process of conducting a comprehensive review of its internal systems and, at the present time, does not believe that the Year 2000 problem will pose significant operational problems for the Company. The Company currently estimates that its costs associated with Year 2000 compliance, including any costs associated with the consequences of incomplete or untimely resolution of Year 2000 compliance issues, are not material to the Company's business, its financial condition or results of operations. However, the Company cannot be sure that it has fully identified the impact of the Year 2000 problem on the Company's internal systems and has not concluded that it can resolve all of the issues that may arise in connection with the Year 2000 problem without disruption of its business or without incurring significant expense. At a minimum, the Company estimates that the software necessary to resolve certain Year 2000 problems associated with the Company's internal systems will cost at least between $60,000 and $75,000.

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

     The directors elected at the meeting, who compose all of the directors of the Company, were Michael Feygin, Gary Moskovitz, Robert D. Crangle and Gregory
J. Chambers. The votes cast for the election of Michael Feygin, Robert Crangle and Gregory J. Chambers were 1,347,697, with 55,850 votes abstaining and -0-votes against. The votes cast for the election of Gary Moskovitz as a director of the Company were 1,344,597, with 58,950 votes abstaining and -0- votes against.

     The votes cast for the approval of Proposal 2 (amendment to the Company's 1995 Stock Incentive Plan) were 250,505, with 67,600 votes against the approval, 2,000 votes abstaining and 1,083,442 broker non-votes.

Item 5.  Other Information.

         None.


Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

         See Exhibit Index on Page 20.

         (b) Reports on Form 8-K

The Company filed no reports on Form 8-K for the quarter ended April 30, 1999.


SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HELISYS, INC.



Date: June 18, 1999              By:  /s/ E. Gilbert Leon, Jr.
                                     -------------------------
                                     E. Gilbert Leon, Jr.
                                     Vice President, Finance and Administration

                                  Exhibit Index


Exhibit                                                                   Page
Number      Description                                                  Number
------      -----------                                                  ------
27.1        Financial Data Schedule                                        21